Form 10-Q
period 1996-03-31
DATA RACE INC
filed 1996-05-14
CIK 890924

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                     Commission File Number
   March 31, 1996                                                0-20706


                                DATA RACE, Inc.
             (Exact name of registrant as specified in its charter)


       Texas                                             74-2272363
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                            12400 Network Boulevard
                            San Antonio, Texas 78249
                             Telephone 210/558-1900
               (Address, including zip code, and telephone number
       including area code, of registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X         NO
                                -----         -----


On May 3, 1996, there were 4,718,744 outstanding shares of Common Stock, no par value.

                                DATA RACE, Inc.
                               INDEX TO FORM 10-Q

                                                                        Page
                                                                       Number
                                                                       ------
PART I.  FINANCIAL INFORMATION
- ------------------------------

Item 1.  Interim Financial Statements:

         Balance Sheets as of  March 31, 1996 and June 30, 1995.........   3

         Statements of Operations for the Three Months and Nine Months
         Ended March 31, 1996 and 1995..................................   4

         Statements of Cash Flows for the Nine Months
         Ended March 31, 1996 and 1995..................................   5

         Notes to Interim Financial Statements..........................   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................   7


PART II.  OTHER INFORMATION
- ---------------------------

Item 1.  Legal Proceedings..............................................  10

Item 2.  Changes in Securities..........................................  10

Item 3.  Defaults Upon Senior Securities................................  10

Item 4.  Submission of Matters to a Vote of Security Holders............  10

Item 5.  Other Information..............................................  10

Item 6.  Exhibits and Reports on Form 8-K...............................  10

SIGNATURES..............................................................  10
- ----------

                                DATA RACE, Inc.
                                 BALANCE SHEETS

                                          March 31, 1996   June 30, 1995
                                          --------------   -------------
ASSETS
- ------
Current assets:
  Cash and cash equivalents                  $ 8,220,666     $ 6,092,382
  Accounts receivable, net of allowance
    for doubtful accounts of $136,303
    at March 31 and $109,006 at June 30        1,102,645       7,337,533
  Inventory                                    2,438,222       4,335,861
  Deferred income taxes                          285,591         285,591
  Prepaid expenses                               135,644          89,890
                                             -----------     -----------
  Total current assets                        12,182,769      18,141,257

Property and equipment, net of
 accumulated depreciation of
 $3,948,901 at March 31 and
 $3,061,289 at June 30                         2,304,641       1,861,103
Capitalized software, net of accumulated
 amortization of $661,801 at March 31
 and $397,745 at June 30                         218,905         444,337
Intangible assets, net                                --          67,500
Escrow deposit for new facility                  468,883              --
Other assets, net                                140,415          98,506
                                             -----------     -----------
Total assets                                 $15,315,613     $20,612,703
                                             ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Accounts payable                             1,467,690       2,645,849
  Accrued expenses                             1,269,118       1,316,069
  Other taxes payable                            294,274         294,274
  Other current liabilities                      356,467          35,102
                                             -----------     -----------
  Total current liabilities                    3,387,549       4,291,294

Deferred income taxes                            157,473         157,473

Shareholders' equity:
  Preferred stock, 2,000,000 shares
    authorized, none outstanding                      --              --
  Common stock - no par value,
    20,000,000 shares authorized,
    4,716,681 and 4,657,777 shares
    issued and outstanding at
    March 31 and June 30, respectively        24,312,432      24,269,208
  Retained earnings (deficit)                (12,541,840)     (8,105,272)
                                             -----------     -----------
  Total shareholders' equity                  11,770,591      16,163,936

                                             -----------     -----------
Total liabilities and
  shareholders' equity                       $15,315,613     $20,612,703
                                             ===========     ===========

                 See accompanying notes to financial statements

                                DATA RACE, Inc.
                            STATEMENTS OF OPERATIONS

                                          Three Months Ended March 31,   Nine Months Ended March 31,
                                          ----------------------------   ---------------------------
                                               1996           1995           1996           1995
                                          -------------   ------------   ------------   ------------

Total revenue                               $ 2,026,358    $8,686,899     $14,178,592    $18,389,777
Cost of revenue                               1,301,696     6,149,284      10,526,208     13,145,316
                                            -----------    ----------     -----------    -----------
     Gross profit (loss)                        724,662     2,537,615       3,652,384      5,244,461

Operating expenses:
     Engineering and product development      1,255,088       793,606       3,380,931      2,147,380
     Sales and marketing                      1,057,815     1,032,084       2,941,201      2,590,691
     General and administrative                 741,311       550,556       2,070,197      1,315,831
                                            -----------    ----------     -----------    -----------
     Total operating expenses                 3,054,214     2,376,246       8,392,329      6,053,902

                                            -----------    ----------     -----------    -----------
Operating income (loss)                      (2,329,550)      161,369      (4,739,943)      (809,441)

Other income (expense):
     Interest/other income                      124,058        68,915         303,377        219,917
     Interest (expense)                              --        (3,865)             --        (20,120)
                                            -----------    ----------     -----------    -----------
     Total other income (expense)               124,058        65,050         303,377        199,797

                                            -----------    ----------     -----------    -----------
Income (loss) before income taxes            (2,205,492)      226,419      (4,436,566)      (609,644)

Income tax benefit (expense)                         --            --              --             --
                                            -----------    ----------     -----------    -----------

Net income (loss)                           ($2,205,492)   $  226,419     ($4,436,566)   ($  609,644)
                                            ===========    ==========     ===========    ===========

Earnings (loss) per share                       ($ 0.47)        $0.05         ($ 0.95)       ($ 0.13)
                                            ===========    ==========     ===========    ===========

Weighted average shares outstanding           4,698,000     4,978,000       4,677,000      4,547,000

                 See accompanying notes to financial statements

                                DATA RACE, Inc.
                            STATEMENTS OF CASH FLOWS


                                               Nine Months Ended March 31,
                                              -----------------------------
                                                  1996             1995
                                              ------------     ------------
Cash flows from operating activities:
 Net income (loss)                             ($4,436,566)     ($  609,644)
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                 1,200,544        1,159,632
   Decrease (increase) in
    accounts receivable                          6,234,888       (1,836,201)
   Decrease (increase) in income
    taxes receivable                                    --        1,200,438
   Decrease (increase) in
    inventory                                    1,897,638         (260,439)
   Decrease (increase) in prepaid
    expenses and other assets                     (556,546)         (41,464)
   Increase (decrease) in
    accounts payable                            (1,178,159)       1,474,524
   Increase (decrease) in accrued
    expenses                                       (46,951)        (671,126)
   Increase (decrease) in
    other current liabilities                      321,365          (64,881)
                                               -----------      -----------
 Net cash provided by (used in)
  operating activities                           3,436,213          350,839


Cash flows from investing activities:
  Maturities of short-term investments                  --        2,518,145
  Capital expenditures                          (1,331,150)        (284,245)
  Expenditures for capitalized
   software                                        (20,000)        (227,583)
                                               -----------      -----------
  Net cash provided by (used in)
   investing activities                         (1,351,150)       2,006,317


Cash flows from financing activities:
  Earnout payments                                      --          (40,000)
  Principal payments on debt                            --          (11,720)
  Net proceeds from issuance of stock               43,221          126,936
                                               -----------      -----------
  Net cash provided by (used in)
   financing activities                             43,221           75,216

Net increase (decrease) in cash and
 cash equivalents                                2,128,284        2,432,372

Cash and cash equivalents at beginning
 of period                                       6,092,382        2,706,085

                                               -----------      -----------
Cash and cash equivalents at end of
 period                                        $ 8,220,666      $ 5,138,457
                                               ===========      ===========

Supplementary Cash Flows Information:
  Interest paid                                         --      $    20,120
  Income tax refund received                            --        1,185,174

                 See accompanying notes to financial statements

                                DATA RACE, Inc.
                     NOTES TO INTERIM FINANCIAL STATEMENTS


1)  Summary of Significant Accounting Policies
- ----------------------------------------------

The unaudited interim financial statements reflect all adjustments (consisting of normal recurring accruals) that in the opinion of management are necessary for a fair presentation of the results for the periods indicated. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the June 30, 1995 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for the full year.

Earnings (loss) per share are computed using the weighted average number of common and common equivalent shares (when dilutive) outstanding during each period. Common equivalent shares include stock options and warrants. Fully diluted earnings per share are not less than earnings per common and common equivalent share.


2)  Inventory
- ------------------------

Inventory consists of:

                                   March 31,          June 30,
                                     1996               1995
                                  ----------         ----------
          Finished goods          $  370,536         $  287,841
          Work in process          1,357,888          2,339,161
          Raw materials              709,798          1,708,859
                                  ----------         ----------
          Total Inventory         $2,438,222         $4,335,861
                                  ==========         ==========


                                DATA RACE, Inc.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

    Total revenue in the third quarter of fiscal year 1996 decreased 77% from the same period of fiscal 1995. This decrease from the comparable period of last year was chiefly due to a 94% decline in modem revenue, coupled with a 36% decline in sales of multimedia statistical multiplexers. The steep decline in modem shipments resulted primarily from the end of the IBM contract, which accounted for much of the heavy modem sales volume in the comparable quarter of the prior year, plus the continuing volatility in the notebook computer market in fiscal 1996. Three custom notebook computer modem contracts won by the Company during calendar 1995 have failed to produce volume shipments, since the manufacturers discontinued the related notebooks prior to market introduction. The decline in multiplexer revenue was partially due to the unusual peak in sales of these products in the comparable quarter of the prior year.

    Year-to-date revenue decreased 23% from the same period of the prior year, resulting from a 27% decrease in modem revenue and an 18% decrease in multimedia statistical multiplexer revenue.

    For the quarter ended March 31, 1996, gross profit margin was 36% of revenue, compared to 29% of revenue for the comparable quarter of the prior year. This improvement in gross margin was mainly due to a higher percentage of revenue from multiplexer products in the quarter ended March 31, 1996. The Company's multiplexer products traditionally yield a higher gross margin than modem products. Gross margins for the third quarter were depressed due to unfavorable manufacturing variances which resulted mainly from decreased modem production.

    For the nine-month period ended March 31, 1996, gross profit margin was 26% of revenue, compared to 29% of revenue for the comparable period of the prior year. This decline in gross profit margin was primarily attributable to manufacturing variances associated with an overall decline in production volume, partially offset by an improvement in modem margins in the latter stages of the IBM contract.

    Engineering and product development expenses in the third quarter of fiscal 1996 increased 58% from the same period of last year. Year-to-date expenses increased 57% from the comparable nine-month period of the prior year. The increase is primarily due to continued investments in modems and multiplexers, and in a new product line for the telecommuter market.

    Third quarter fiscal year 1996 sales and marketing expenses increased 3% from the same period of fiscal year 1995. Year-to-date sales and marketing expenses increased 14% over the prior fiscal year. These increases are primarily due to increased international sales and marketing efforts, increased participation in trade shows, a recently implemented multiplexer advertising program, and preparation for the market launch of the telecommuter product line.

    General and administrative expenses in the third quarter of fiscal 1996 increased by 34% from the same period in the prior year, primarily due to rises in legal fees and personnel-related expenses. Year-to-date expenses increased 57% from the same nine-month period of last fiscal year, primarily due to increased legal expenses and personnel-related expenses for the period, and to lower than normal expenses incurred in the first quarter of fiscal 1995.

    The Company expects the ongoing turmoil in the notebook computer market to continue to negatively impact results. Three times during calendar 1995 the Company won contracts to design and build modems for major manufacturers' new notebook computers, only to have the manufacturers discontinue the notebooks prior to market introduction. In January 1996, the Company announced the cancellation of a project won in August 1995, for which the Company had planned volume shipments starting in the third quarter of fiscal 1996. This cancellation combined with delays in another notebook contract have resulted in no significant modem revenue for the third quarter of fiscal year 1996. The Company continues to be in discussions with several of the world's major notebook computer manufacturers about the development of custom and semi-custom advanced technology modems for upcoming notebook products. In April 1996 the Company began volume shipments on a significant new OEM modem contract. Unfortunately, modem gross margins are decreasing in general, and profit margins early in a contract are often lower due to startup costs.

    In order to improve its future results in the multiplexer business, the Company commenced an advertising program and released several product enhancements during the third quarter. Subsequent to the third quarter, the Company held its annual distributors conference, and noted renewed enthusiasm among its multiplexer distributors. No sustained positive impact on bookings has yet been derived from these actions.

    The Company is continuing to invest in its new product line designed for the telecommuter market. The Company expects to deliver concept demonstration units to its user-partners in the coming weeks. Despite certain delays in meeting development schedules, the Company succeeded in showing concept demonstration equipment to a large user-partner during the third quarter, and received very encouraging feedback as a result. If the development effort is successful, if the product meets the needs of the intended market, and if the Company gets its product to market ahead of major potential competitors, the Company could begin to realize revenue shipments of these products by the middle of fiscal 1997.

    The Company anticipates that it will continue to experience operating losses unless and until the investments it is making in the three product lines discussed above produce revenue increases. While the Company believes such revenue increases will be realized if its efforts are successful, no assurances can be given either that the Company will succeed in its development efforts, or that the market will embrace these products and provide the Company with increased revenue.

    Except for the historical information contained above, the matters discussed in this section are forward-looking and involve a number of risks and uncertainties. For example, changing market trends and market needs, rapid or unexpected technological changes, increased competition, inability to resolve technical issues or overcome other development obstacles, changing governmental regulations, rising costs for components or unavailability of components, and certain additional risks which are described in the Company's SEC filings, including its Form 10-K for fiscal year 1995 and its Forms 10-Q for the current fiscal year, all may impede the Company's ability to realize increased revenue from its marketing efforts and investments in research and engineering, to win OEM contracts and generate sales under such contracts, to successfully develop new products, and to position DATA RACE at the forefront of the telecommuter market.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

    During the first nine months of fiscal 1996, the Company financed its operations by drawing on available cash, cash equivalents and cash generated by operations. At March 31, 1996, the Company had $8.2 million in cash and cash equivalents, representing increases of $0.3 million during the third quarter and $2.1 million during the first nine months of fiscal 1996. During these periods, there were no significant cash inflows from investing or financing activities, but the Company did benefit from the one-time collection of cancellation fees from IBM during the third quarter. Excluding the collection of these cancellation fees, cash would have decreased during the third quarter by an amount approximating the operating loss and the increase in inventory experienced during the quarter. Expenditures for capital equipment were $1,331,150 during the first nine months of fiscal 1996, mainly due to leasehold improvements at the new facilities which the Company began occupying subsequent to the third quarter. As of March 31, 1996, the Company had no short-term credit facility.

    The Company believes that future working capital and capital expenditures are dependent on existing cash, on the Company becoming profitable from operations, and on the Company's ability to successfully raise additional debt or equity capital. The Company anticipates that increases in expenses for development and market introduction of its telecommuter products will place increasing demands on working capital. There can be no assurances that the Company will be able to secure a credit facility or generate positive cash flow from operations, in which case the Company would be dependent upon the use of existing cash and its ability (of which there can be no assurance) to raise additional capital through the debt or equity markets.

                                DATA RACE, Inc.
                          Part II - Other Information


Item 1.  Legal proceedings
- --------------------------

    There have been no material developments subsequent to those described in the Company's Form 10-Q for the quarter ended December 31, 1995.

Item 2.  Changes in securities
- ------------------------------
    None.

Item 3.  Defaults upon senior securities
- ----------------------------------------
    None.

Item 4.  Submission of matters to a vote of security holders
- ------------------------------------------------------------
    None.

Item 5.  Other information
- --------------------------
    None.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
    None.


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              Registrant:    DATA RACE, Inc.
                         -----------------------------------------------

                    Date:    May 9, 1995
                         -----------------------------------------------

               Signature:
                         -----------------------------------------------
                             Gregory T. Skalla
                             Chief Financial Officer

                             Signing on behalf of the registrant and as the principal financial officer.