Form 10-K
period 1996-06-30
DATA RACE INC
filed 1996-10-15
CIK 890924

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
                                  ANNUAL REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended                               Commission File Number
      June 30, 1996                                            0-20706

                                DATA RACE, Inc.
            (Exact name of registrant as specified in its charter)

         Texas                                              74-2272363
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                             12400 Network Boulevard
                            San Antonio, Texas 78249
                            Telephone (210) 263-2000
             (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

On September 16, 1996, the aggregate market price of the voting stock held by non-affiliates of the Company was approximately $31,161,285. (For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).

On September 16, 1996, there were 4,781,827 outstanding shares of Common Stock, no par value.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Portions of the Proxy Statement for the 1996 Annual Meeting of Shareholders, expected to be filed within 120 days from the Company's fiscal year-end, are incorporated by reference into Part III.

                                DATA RACE, Inc.
                              INDEX TO FORM 10-K

                                                                          Page
                                                                          Number

PART I.
------
Item 1.  Business.............................................................3

Item 2.  Properties..........................................................13

Item 3.  Legal Proceedings...................................................13

Item 4.  Submission of Matters to a Vote of Security Holders.................14

PART II.
-------
Item 5.  Market for Registrant's Common Stock and Related Stockholder
          Matters............................................................15

Item 6.  Selected Financial Data.............................................16

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................17

Item 8.  Financial Statements and Supplementary Data ........................22

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure ................................35

PART III.
--------
Item 10.  Directors and Executive Officers of the Registrant ................36

Item 11.  Executive Compensation..............................................*

Item 12.  Security Ownership of Certain Beneficial Owners and Management......*

Item 13.  Certain Relationships and Related Transactions......................*

PART IV
-------
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...38

*Incorporated by reference from definitive proxy statement to be filed with the Securities and Exchange Commission.

                                    PART I.

ITEM 1. BUSINESS
----------------

DATA RACE, Inc. ("DATA RACE" or the "Company") designs, manufactures, and markets a line of communication products that meet the need for "Remote Access to the Corporate Environment". These products include modems for notebook computers that support data and fax connections, as well as voice connections through speakerphone and answering machine functions, sold primarily to manufacturers of notebook computers. Also included is a line of network multiplexers which carry terminal, LAN, voice, and fax traffic between a company's branch and headquarters offices, over a broad range of wide area communications speeds and services. These networking products are sold through distributors, resellers, and systems integrators throughout the world. The Company is also developing a line of products for the telecommuter market that employ the Company's modem and multiplexer technologies to allow the telecommuter access to the corporate LAN, intranet, voice, and fax services. The products provide the telecommuter with much of the functionality of three dedicated phone lines--one each for voice, fax and data transmissions--over a single standard telephone connection.

The Company's products address three segments of the market for Remote Access to the Corporate Environment. These are:

         . the traveling corporate worker (i.e. "road warrior") who often needs to connect to the communication services of the corporate office from a variety of locations. The Company's custom modem products for notebook computers are used by this category of worker.

         . the remote small office which requires access to the network, voice and fax services of the headquarter office. The Company's multiplexer products address this market need.

         . the emerging market for products that connect telecommuters to their corporate or branch office network, voice and fax services. The Company is currently developing a line of products to address the needs of these telecommuters.

The Company believes that the communications products market in which it competes is among the most exciting, fastest-growing markets in the world. Each of the three areas in which DATA RACE does business represents a potential large growth opportunity, as a result of developing trends in each of the areas.

When the IBM 701C notebook computer was introduced in March 1995, it represented a large technological advance, for the first time incorporating full-duplex speakerphone and telephone answering machine functions in a notebook computer, based on the unique capabilities of the DATA RACE modem bundled in each machine. A year and a half later, most of the top notebook computer manufacturers now support these functions. As they become a "check off" item, the remaining manufacturers' competitive need to support these functions increases. Since DATA RACE is still the only modem manufacturer to successfully deliver notebook modems with these capabilities, the Company believes that notebook manufacturers generally view DATA RACE as having less technical and schedule risk than its competitors. Since the Company believes that these risks are of paramount importance to notebook manufacturers in selecting a modem vendor, the Company believes that it may be able to capture an increasing number of modem contracts, to the extent that notebook manufacturers desire telephony and other advanced technology features and are unable or elect not to develop such modems internally.

In the multimedia network multiplexer business area, the market landscape has been substantially changed by the acquisition of Micom, the market leader in this segment, by Nortel. Most multiplexer sales have been made through indirect channels of distributors and systems integrators. The Company believes that the Nortel acquisition may raise concerns in the distribution channel about the future direction and leadership of Micom, as well as about the potential for channel conflict, to the extent to which the Nortel sales force sells the Micom line in competition with existing resellers and systems integrators. In conjunction with the improved margin that these resellers and systems integrators typically can realize on the sale of DATA RACE equipment rather than Micom equipment, the Company's "Future-Proof (TM)" architecture, and the Company's reputation for superior service and support, the Company believes that these concerns may give DATA RACE an opportunity to increase its market share relative to Micom.

Finally, in the Personal Multiplexer area, the Company has conceived and is developing a product line which it believes addresses important needs of the fast-growing telecommuter market in ways that are unique compared to any existing product offerings, and which offer companies with telecommuting programs dramatic cost savings, combined with features that are of strategic value in implementing such a program. The products are based on the combination of DATA RACE know-how and technology from both its modem and multiplexer businesses. The Company believes that, if it can successfully overcome the challenges in its future, this line has the potential to position DATA RACE as a leader in this emerging market which is forecasted to reach several billion dollars in annual sales by the year 2000.

Success in any or all of these areas is dependent on many factors, some within the Company's control, others not. Among the numerous challenges that DATA RACE must overcome, success depends on the Company's ability to get new products and features released on time and ahead of the competition, on the markets' acceptance of and willingness to pay for those capabilities, on the Company's ability to produce these products at low cost, on schedule, and with industry-leadership reliability. For a more complete description of these and other risks, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Disclosure Regarding Forward Looking Statements".

                             Custom Modem Products

General

The Company believes there are an increasing number of traveling information workers, commonly referred to as "road warriors", who need frequent access to the office's LAN, intranet, voice and fax services. A road warrior would normally carry a portable personal computer to access those communication services at his corporate office as he is often at locations away from the corporate office. These workers may need to access information from the office network, to access the internet or to send and receive electronic mail. Sales and service personnel, consultants, auditors, and journalists are typical examples of road warriors. In addition to the traveling worker, there are an increasing number of corporate notebook computer purchases which are intended to allow employees to continue their work at home. As a result of these and other trends, the Company believes that notebook computers represents one of the fastest growing segments of the personal computer market.

According to Dataquest, the 1995 worldwide notebook computer market was served by the following major vendors:

                                               Market
                                               Share
                                               -----
                  Toshiba                      15.0%
                  Compaq                       11.0
                  NEC                          10.0
                  IBM                           9.9
                  Apple                         6.7
                  Fujitsu                       2.9
                  Dell                          2.5
                  AST                           2.1
                  Texas Instruments             1.8
                  Zenith Data Systems           1.7

The Company designs and manufactures advanced technology modems which it markets to these and other notebook computer manufacturers and resellers. The list of potential customers that would be candidates for the Company's custom modem products is short. Several of these companies, notably Toshiba, Compaq, and IBM, have internal modem development capabilities and would not typically purchase modems from modem companies such as DATA RACE. Recently, Packard Bell absorbed both Zenith Data Systems and NEC's worldwide personal computer operations outside of Japan.

The active market life of a notebook computer model continues to shorten, and is now typically six months or less. Since the Company's modems are usually customized for a particular model of notebook computer, the Company expects shipments of each custom modem to be correspondingly brief. Because the number of notebook computer vendors who purchase modems is relatively small and only a limited number of new notebook computers are introduced each year, the number of contracts which the Company might win in the course of a year is small. As a result, this business is characterized by a small number of large contracts, often with gaps between the production phase of one contract and the next. In addition, it is not unusual for the Company to win an OEM contract only to have the OEM decide to withdraw the notebook offering prior to its introduction.

During 1993, notebook computer manufacturers generally adopted the Personal Computer Memory Card International Association (PCMCIA) standard and provided a socket into which the user can plug a standardized modem, rather than bundling a custom modem inside the computer. In March 1995, IBM introduced the ThinkPad 701C notebook, which for the first time included a number of features previously found only in desktop machines, including the full-duplex speakerphone and telephone answering machine capabilities enabled by the Company's modem. By the fall of 1996, Toshiba, Compaq, NEC, IBM, and Texas Instruments were advertising notebook computers with similar features. Beginning in the fourth quarter of fiscal 1996, the Company provided modems with these features to NEC and Texas Instruments.

The Company believes that a number of notebook computer manufacturers will continue to require internal, custom modems for their mid-range and high-end notebook computers. Modem technology continues to advance quickly and is characterized by a high level of innovation. Digital Signal Processing (DSP) and other technologies have made it possible to expand the communications bandwidth; it is now possible to transmit up to 33.6 kilobits per second (kbps) over normal dial-up phone lines. New telephony features such as full-duplex speakerphone and telephone answering machine capabilities are still being added to notebook computers. Over the coming years, the Company expects that the market for notebook computer modems could be affected by one or more of the following trends:

          .    increasing bandwidths, including the recent announcements
               concerning 56 kbps modem technology
          .    Digital Simultaneous Voice and Data (where voice and data
               transmissions can simultaneously be transmitted across the same phone connection)
          .    video phone capabilities
          .    the notebook computer's shortening market life, which places an increased emphasis on the OEM's schedule risk, giving standard
               PCMCIA products a perceived advantage over custom modems
          .    software-based modems at a very low cost
          .    modem functions being incorporated into the microprocessor or onto the computer's motherboard
          .    the market's expectation for price decreases
          .    ISDN's continued penetration
          .    New technologies such as cable modems and xDSL

In the past, rapid changes in modem technologies have presented the Company with market opportunities. As new technologies and capabilities become available, the modem manufacturer that can most quickly integrate these new capabilities into functioning modems may be able to offer the notebook computer manufacturer a significant competitive advantage. However, there can be no assurance that any of these or other trends will affect the Company favorably, or that the Company will be able to generate significant revenue from its modem efforts.

Strategy

The Company intends to focus its modem efforts on those market opportunities where its capabilities have the most value. As a result, the Company's efforts are directed at developing and producing custom modems for mid-range and high-end notebook computers. In order to be successful, the Company believes that it must continue to offer innovative products that help the notebook manufacturer provide differentiating features to its customers.

The Company believes that it generally has a reputation with notebook computer manufacturers for high quality, innovative modems. In addition to its reputation and proven track record, the Company believes that is has a significant market advantage in its engineering capabilities to produce custom modems.

A modem offered by the Company will typically be customized for a particular model of notebook computer and may include one or more of the following attributes:

           .   Advanced features (e.g. full-duplex speakerphone)
           .   Customized connections to other notebook components (e.g.
               microphones and speakers)
           .   Customized form factor
           .   Customized power management features

The Company's products typically are based on custom form factors; however, the Company has offered modems based upon the PCMCIA standard when it believes that it can offer significant differentiating features.

Competition

The Company faces competition from three sources. Several notebook manufacturers have internal development groups that are capable of delivering custom modems. Other modem manufacturers (e.g. US Robotics and its subsidiary, Megahertz, and Hayes) are also capable of offering both PCMCIA and custom modem solutions for notebook computers. In addition, the Company has experienced competition from Far East electronics manufacturers who are typically producing other notebook computer parts. Most, if not all, of these competitors have substantially greater financial resources than the Company.

The Company believes that the primary factors affecting competition in the custom modem business include:

         Time to market and delivery risk. Given the short market life of notebook computers, any delay in delivery of modems would cause disproportionate revenue loss to the notebook computer manufacturer. To date, the Company believes that its customers have generally found DATA RACE more credible in its ability to deliver advanced modem technology on an accelerated schedule.

         Technical support. Because of short design schedules for notebook computers, the Company's ability to provide flexibility and timely technical support to notebook computer manufacturers during systems integration has been a significant competitive advantage.

         Price. Particularly at the low end, price is a primary factor which differentiates among notebook computers. Manufacturers go to extreme lengths to reduce and tightly control production cost. In general, the Company's competitors, particularly those with low cost of capital and/or lower cost of labor attendant to offshore operations, have a lower cost structure and have been willing to bid lower prices than the Company.

         Features and functions. Particularly at the high end, a notebook computer can be differentiated from its competition on the basis of user-visible features and functions. A modem's ability to provide features such as speakerphone, telephone answering device, and higher speed can be a significant factor in the selection of a modem supplier. To date, the Company has generally led its competitors in introducing advanced features and functions.

         Power consumption. Battery life is another critical factor in notebook computer selection. A modem which draws significantly less power than its competitors is highly desirable to a notebook computer manufacturer.

         Manufacturing rights. In order to reduce costs, notebook manufacturers may attempt to obtain the rights to manufacture the modems and contract only for the modem design. As this design service business does not typically yield the margins necessary to sustain a business, the Company generally does not provide design-only services, although the Company has offered and may from time to time offer to its customers manufacturing rights. In addition, the Company may consider licensing/royalty arrangements in the future.

Outlook

The Company believes that for the foreseeable future its custom modem business will continue to be characterized by a small number of large contracts, each typically with volume deliveries over a small number of months. To the extent to which there continue to be gaps between the completion of one contract and the commencement of another, the Company anticipates large fluctuations in the Company's revenue from custom modems. As long as the custom modem business continues to dominate the Company's revenue, the Company anticipates continued fluctuations between periods of profit and loss.

Gross margins from the custom modem business are under increasing pressure, given the price sensitivity of the market. The Company and its competitors typically bid for jobs at prices which yield very low initial margins, relying on rapid decreases in component cost to increase the margin to acceptable levels over the life of the contract. During much of 1995, a general shortage of modem chips kept the prices of these components from dropping as much as the Company expected. While there are indications that this trend is reversing, it is not certain that modem chip prices will continue to drop.

There can be no assurance that the Company will continue to win contracts to build custom modems, or that, having won a given contract, the target notebook computer will ever be brought to market or be sufficiently successful in the market to create a substantial demand for the Company's modems.

Over the coming years, the Company believes that its competitive advantage in time-to-market will decrease in importance, as the rate of innovation in underlying modem technology decreases. While advances in DSPs have enabled modems to advance to higher speeds repeatedly over the past few years, the Company does not believe that the trend will continue indefinitely. Modem speeds are rapidly approaching theoretical maxima; as a result, the pace of advance should inevitably decline. To the extent to which the adoption of new technology into modems ceases to be an important issue to notebook computer manufacturers, the competitive advantage of the Company and other domestic modem manufacturers over offshore manufacturers with substantially lower costs of capital and labor will decrease.

                       Multi-Media Network Multiplexers

General

Historically, multiplexers for small to medium sized businesses were used to connect multiple remote workstations to a host computer over a single dial-up or leased phone line. For example, instead of eight users transmitting data over eight long distance dial-up or leased lines, the users can utilize statistical multiplexers to send and receive traffic over one phone line, thus reducing telephone long distance charges. Because the traffic over the circuits from the workstations to the multiplexer is intermittent in nature (rather than occupying all circuits simultaneously), the multiplexer permits all users to operate their workstations during the same period at or near full capacity, with little loss in performance from the users' perspective.

Over the past several years, the Company and its competitors have added significant capabilities to their statistical multiplexer products, including compressed speech, fax, and LAN bridging. Using today's statistical multiplexers, a company can connect its corporate headquarters to branch offices over a single set of communications circuits which carry telephone conversations and faxes while simultaneously providing access to electronic mail, corporate data bases, the Internet, and other local and wide area network services. Such a network can often pay for itself in months, based on savings in telephone service costs. Some users justify the purchase of a network on the basis of the strategic necessity to access data resources, while the savings in telephone and fax costs are sufficient to cover the cost of the network.

Today, many multiplexer networks for small-to-medium size businesses are interconnected with 56 kbps leased digital circuits. New services are rapidly becoming available and cost-effective. ISDN service is available in some metropolitan areas with no per-minute fees, resulting in the availability of 128 kbps digital service for less than the cost of a 56 kbps leased circuit. Tariffs for T1 (a digital service offering 1.544 megabits per second, equivalent to twenty four 64 kbps circuits) are declining rapidly in certain areas, making this an increasingly attractive alternative. Frame Relay service is also becoming increasingly available, and is currently a popular alternative to traditional leased circuits due to its pricing and circuit efficiency.

Strategy

Because of rapid changes in the cost and availability of these services, the buyer of a network for small to medium sized businesses is faced with a dilemma. A network purchased today might not support services available in 6 to 24 months, and these services could otherwise allow better performance at lower cost. Many of the multiplexer products on the market today are based on a single processor which provides all of the processing capacity to support the circuits connected to the multiplexer. If, at some future date, the user wishes to connect more circuits, higher-speed circuits, or more complex protocol services to the multiplexer, the user may need to replace the multiplexer with one that has more processing power.

Through the use of an innovative multiprocessor architecture, DATA RACE's multiplexers alleviate the need to replace the multiplexer as additional services become available. In addition to the multiplexer's powerful central processor, each line function card that plugs into the multiplexer to connect to external circuits contains its own processor, suited in power to the speeds and protocol complexity of the circuits it is designed to support. Thus, a user can add increasing numbers of circuits of increasingly high speeds and complex protocols, simply by plugging the appropriate cards into the existing system. The Company refers to this concept as a "Future-Proof(TM)" system.

The Company's products primarily address the needs of small-to-medium sized businesses, which typically connect with "sub-T1" services, often 56 kbps dedicated leased lines. The Company and its competitors have introduced products using T1 services which allow companies to take advantage of decreasing T1 price tariffs. Shortly after the close of its fiscal year, the Company announced the impending availability of it's Local Area Network (LAN) Bridge-Router (BRouter) product which should allow the Company's multiplexer product line to be used in a wider variety of LAN applications.

Competition

In the multi-media multiplexer network business, the Company competes with Micom (which was recently purchased by Nortel), RAD, Memotec, Nuera, ACT and others. With the introduction of its BRouter product, the Company also competes with certain products offered by Cisco, Bay Networks, 3Com and similar companies. These companies have substantially greater resources than the Company. Higher levels of spending have often permitted these competitors to release new products well in advance of the Company's.

The Company and its primary competitors sell through a combination of distributors, resellers and systems integrators. In many cases, the communications equipment is sold in conjunction with the sale of a computer system or PBX. In these cases, the end user will often accept the recommendation of the systems integrator as to which network equipment to buy. As a result, the Company has focused marketing activities on the resellers and systems integrators as well as the end user.

The Company believes that the primary competitive factors which drive an end user customer in selecting multi-media multiplexer network systems are:

         Supplier credibility. Given the importance of the network to the customer's business, the customer will often pick the supplier which is viewed as the most credible, best-established and least likely to fail. A number of the Company's competitors have higher brand name recognition which implies a degree of stability and credibility to some customers.

         Recommendation of the systems integrator. In those cases where the network equipment is purchased as part of a procurement of a computer or telephone system, the end user customer will typically accept the recommendation of the systems integrator, in order to maintain a single point of responsibility for the whole system.

         Modularity and expansibility. As described above, end users are generally concerned about their ability to adapt to the rapid change in the speeds, protocols, and tariffs of communications services. The Company's Future-Proof(TM) architecture gives customers increased confidence in the system's ability to adapt to future needs.

         Reliability. The end user's business is often run over the network, which typically carries inventory, accounting, and other critical business information, in addition to carrying telephone calls and faxes. Users expect and demand that the reliability of the network be comparable to the legendary reliability of the telephone network. The Company believes that its current multiplexer product line offers excellent reliability.

         Service and support. When something goes wrong in a communications system, the customer wants to be able to call someone knowledgeable to assist in diagnosing and repairing the problem. The Company believes that its record for support has generally been very good even when the customer's problem is not with the Company's equipment. The Company believes this level of support engenders loyalty from customers and is significantly superior to that offered by the Company's competitors. To date, the Company has not realized any material revenue from its service and support operations.

         Price. During the last several years, the Company generally had a price advantage over Micom, the recognized industry leader. After Micom's acquisition by Nortel in June 1996, Micom announced a price decrease shortly after the Company raised its prices on several of its products. In many cases these actions effectively removed the Company's price advantage. The Company's products remain competitively priced, but the Company believes that its selling efforts will depend more on criteria other than price. The Company may also need to decrease its prices.

In selling to resellers and system integrators, additional competitive factors apply, including:

         Channel conflict. When bidding on a project, more than one reseller may offer the same competitor's product, generally differentiated primarily by price. Because the Company's products are not typically offered by more than one reseller on a given job, the Company's products often compete with other products on the basis of capability and expansibility rather than price and, therefore, can yield higher margins for distributors than competitors' products.

         Ease of installation and support. The ease of installation and support is a significant issue for users, but a critical issue for resellers. The time required to install and support systems is often the critical resource which constrains growth for these resellers. The Company believes that its products are generally easier to support and maintain than those of its competitors.

Outlook

In the current market, frame relay and bridge-router products are required by many small to medium-sized companies seeking cost effective communications solutions for voice and data traffic. The Company anticipates that its BRouter product will begin shipping during the second quarter of fiscal year 1997 and the Company plans to begin shipments of a frame relay product during the second half of fiscal 1997. These products will begin shipments substantially later than competitors' products, which are already shipping, and this has caused concern in the distribution channel. The combination of the loss of price advantage, Nortel's name recognition and reputation, and the Nortel/Micom frame relay product offering may make Micom a stronger competitor. These factors may force the Company to offer larger discounts in the future.

The Company will focus on sales opportunities that exploit the advantages of the new BRouter product and the existing relationships with its distributors. In addition, the Company will seek to expand its channel by attracting Value Added Resellers who build networks in market segments where the Company's products provide a significant competitive advantage.

There can be no assurance that the competitive advantages that the Company currently enjoys in the areas of modularity, expansibility, service and support, ease of installation, and channel conflict will continue, or that these advantages will translate into increased or sustained revenue.

                             Telecommuter Products

General

DATA RACE is developing a line of products that are intended to serve the needs of the rapidly growing number of telecommuters. This rapid growth is due to a variety of economic, social and legislative forces that the Company expects will make the market for telecommuting products one of the fastest growing markets during the coming years.

Studies in the last few years have shown that there are substantial economic corporate benefits from telecommuting. The Gartner Group, a leading market research firm, reports that facility savings alone amount to about $6,750 per year for each telecommuter. In addition, many studies have concluded that a telecommuter's productivity increases 10% to 30%. Because a commute is not required, many companies will also be able to tap into labor resources for short "peak hour" periods during the day in ways that were impractical before telecommuting. The economic benefits outweigh the incremental costs by such a large margin that the Gartner Group states that in the near term "technology, not price, will remain one of the major selection criteria" for telecommuting products.

In addition to the economic forces, there are significant social forces driving the increase in telecommuting. Eliminating the commute each day has clear benefits for the environment and for traffic. Telecommuting also improves workers' lifestyles as the time "lost" to commuting is recovered for more rewarding activities. In addition, the resulting flexibility of work hours to meet business and personal needs is attractive to many workers. For these and other reasons, studies report that telecommuting improves employee morale.

There are also a variety of legislative forces behind the increases in telecommuting. The Clean Air Act of 1990 requires cities in non-attainment zones to reduce single occupancy vehicles, and telecommuting may prove to be the most feasible method of compliance. The Family and Medical Leave Act and the Americans with Disabilities Act both require companies to offer accommodations to workers who may not be able to work daily in the headquarters office, but who may be able to work from home or work part of a day.

While telecommuting is a relatively recent phenomenon, several sources indicate that there are already several million telecommuters in the United States alone. The Market Research Institute reported that 64% of the Fortune 1,000 corporations already have telecommuting programs. The Olsten Corporation reported that 62% of companies surveyed offered telecommuting programs in 1995, up from 49% in 1994 and 39% in 1993. The Gartner Group and Link Resources forecasts indicate there will be 50 to 55 million teleworkers, or home-based workers, within five years; and the Gartner Group believes that there will be 25 million full-time telecommuters by year 2000.

Telecommuters today typically have 3 or 4 phone lines installed in their home; this includes a personal line, a business line, a data/modem line and a fax line. This is cumbersome and expensive, especially when considering the cost of corresponding additional lines at the corporate office. The Company believes that the needs of the telecommuter are best met by combining the technology of its current modem and multiplexer product lines to create a "personal multiplexer", which will connect to a compatible server at the corporate office in order to multiplex the three business communication lines (voice, fax and data) of these remote workers over a single analog or ISDN phone line. Because the Company does not believe that its initial target corporate customers require multiple simultaneous voice calls for each telecommuter, the current product offering under development will support one voice conversation simultaneously with fax and data transmissions.

The Company has coordinated its telecommuter product development efforts with Fortune 100-class User Partners. These User Partners have a large number of dial-in workers, and they have cooperated with the Company's efforts to develop products that will meet the needs of corporations with large numbers of telecommuters.

Strategy

The Company's objective is to be the first to market with a client/server integrated data/voice/fax telecommuting solution for the remote corporate worker that offers attractive benefits to the corporation with large scale telecommuting programs. The Company intends to sell these products through three distribution tiers. A small direct sales force will be employed to sell directly to large Fortune 500-class customers who desire a direct relationship with the Company. The products will also be sold through partnerships with national information technology companies which sell to Fortune 500-class corporations, and perform installation and support. In addition, the Company intends to introduce the products to its existing channel of regional value-added resellers and systems integrators who typically sell to, and provide service to, small to medium-sized companies.

Competition

There currently do not appear to be any products available that compete directly with the products that the Company is designing. One company has announced and has begun shipping a related telecommuter product. However, in the Company's opinion, the product does not meet the needs of Fortune 1,000-class customers for a variety of reasons, including issues related to security, scaling for large numbers of telecommuters, network management requirements, and poor voice quality.

Numerous companies, including US Robotics, AT&T, MCI, Shiva, Cisco, and
Bay Networks, offer products and services that are targeted at telecommuters. Most, if not all, of these companies have far greater resources than the Company. If an integrated data/voice/fax telecommuting solution like that which the Company plans to offer is successful in the marketplace, then it is likely that these competitors will respond with similar, or more attractive products. It is also possible that one or more of these companies will offer similar, or even more attractive products, ahead of the Company. In these events, the size of these competitors and their market presence could seriously jeopardize the Company's ability to generate significant revenue from this product line.

Outlook

In June, the Company delivered "concept demonstration" equipment to one of the Company's User Partners and has received favorable feedback. In spite of past development delays, the Company expects to deliver beta test equipment to several potential customers in the second quarter of fiscal 1997, and believes it could begin to realize revenue from these products as early as the middle of fiscal 1997. If the Company can avoid additional development delays and release its products substantially ahead of competitors, if its products offer economic and other benefits that are attractive to corporations with large numbers of telecommuters, if it can stay ahead of the competition with continuing improvements and innovations, and if the market develops as expected, the Company believes it can become a leader in what appears to be an emerging multi-billion dollar market.

                                   Suppliers

DATA RACE has successfully forged strategic relationships with a number of suppliers such as Lucent Technologies, Zilog Incorporated, and Atmel that have allowed it to remain in the forefront of interconnectivity technology advances. In developing these strategic relationships, these manufacturers may present new product ideas to the Company before they are generally released to the public, and the Company may work with the manufacturers in developing final product proposals.

The Company manufactures its products using components or subassemblies procured from third party suppliers. Certain of these components, including critical microchips, are available only from a single source, and others are available only from a limited number of sources. If the Company were unable to obtain a sufficient supply of such components from its current sources, it could experience difficulties in obtaining alternate sources or in altering product designs to use alternative components.

                             Patents and Licenses

As is common in the industry, the Company owns or has licenses in a number of patents. The Company may choose to obtain additional licenses in the future but believes that any necessary licenses could be obtained on terms that would not have a material adverse effect on the Company. The Company has ongoing programs seeking patent and other intellectual property protection for its products. Although it is unusual in the industry for patents to be of substantial strategic value, the Company believes that certain of its patents, if issued, may be of significant value to the Company's future business.


                                    Backlog

The Company's backlog at June 30, 1996, was approximately $7.8 million, compared to approximately $3.5 million (adjusted to reflect IBM cancellations) at June 30, 1995. Essentially all of the backlog at June 30, 1996 represents orders under two modem contracts; a substantial portion of the orders reflected in such backlog were fulfilled during the first quarter of fiscal 1997.

The Company generally manufactures custom modems upon orders from OEM customers. In contrast, the Company strives to manufacture multiplexers to meet anticipated demand, and to maintain inventories of products, in an effort to ship such products as soon as possible following receipt of orders from customers. For such reasons, and because customers may cancel or reschedule orders, the Company's backlog at any particular time is not necessarily indicative of the future levels of sales revenues.

Typically, the Company's OEM contracts permit adjustments of the quantity and timing of modems to be delivered as the notebook computer manufacturer responds to the actual level of market demand for the notebook computer product. In the past, the Company has generally included, and will in the future seek to include, provisions in its OEM contracts requiring payment of cancellation fees in the event of such adjustments.

                           Research and Development

DATA RACE believes that its future success is largely dependent upon the timely integration of new technologies, continued enhancement of existing products and the development of new features and products. Company sponsored research and development expenses were $4,784,000, $3,134,000, and $3,150,000 for fiscal years 1996, 1995, and 1994, respectively. The Company also capitalized software development costs of $20,000, $228,000, and $560,000 for fiscal years 1996, 1995, and 1994, respectively.

                             Environmental Matters

The Company's compliance with federal, state and local environmental laws has had no significant effect upon the Company's capital expenditures, earnings or competitive position.

                                   Employees

As of June 30, 1996, the Company employed 142 employees, including 46 in manufacturing, 56 in engineering, 20 in sales, marketing and customer support, and 20 in general and administration. The Company has never experienced a work stoppage and believes that its employee relations are good.

ITEM 2. PROPERTIES
------------------

DATA RACE's corporate headquarters and facilities for manufacturing, distribution, engineering, product development, sales, and sales support are currently located in two buildings totaling approximately 50,000 square feet of leased space in San Antonio, Texas. The buildings, consisting of approximately 21,000 and 29,000 square feet, are subject to ten- and seven-year leases, respectively, commencing in April 1996. The Company has also leased a third adjacent parcel of property upon which an additional building could be constructed if necessary. The Company has a purchase option, exercisable through November 1998, to acquire all leased parcels at an escalating purchase price.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

On November 28, 1995, Guy and Carolyn Caspary and Tarik Hussain filed a class action shareholder lawsuit against the Company and certain of its officers - Herbert T. Hensley, Chairman of the Board, W. B. Barker, President and Chief Executive Officer, Gregory T. Skalla, Vice President-Finance and Chief Financial Officer, and Leven E. Staples, former Vice President and Chief Technical Officer. The lawsuit was filed in the United States District Court in San Antonio, Texas. The plaintiffs allege that the defendants violated certain provisions of the federal securities laws, including Rule 10b-5 under the Securities Exchange Act of 1934. The plaintiffs claim that during a class period of January 26, 1995 through October 13, 1995, the Company issued misleading and incomplete information to the investing public for the purpose of raising the price of the Company's stock, thereby permitting some of the defendants to profit from this rise by selling their stock at artificially inflated prices. The plaintiffs claim that public statements made during the class period touting the growth of the Company's backlog were misleading because the Company did not also disclose that orders included in its backlog were subject to cancellation and that revenues were likely to be short lived due to the limited duration of shipments under the contract. On December 15, 1995, a lawsuit was filed with identical allegations by Sylvio L. Marcoccia, on behalf of himself and all others similarly situated. On February 23, 1996, the Caspary and Marcoccia cases were consolidated, and the case is now styled In re Data Race, Inc. Securities
                                              --------------------------------
Litigation.
----------

The defendants answered the lawsuit denying any liability to the plaintiffs and filed a counterclaim for abuse of process and conspiracy to abuse process. Discovery is in progress. The parties unsuccessfully attempted to mediate the case on August 8, 1996. The Company believes that the case is absolutely without merit and is vigorously defending against the claims made in the lawsuit. Although the Company does not believe it probable that the resolution of the matter will have a material adverse effect on the Company's financial condition or results of operations, the Company is unable to predict the costs to be incurred to resolve the lawsuit. The Company is required under certain circumstances to indemnify the named officers against losses incurred as a result of lawsuits against the named officers.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
                                    MATTERS
                                    -------

The Company's Common Stock has been traded on the Nasdaq National Market under the symbol RACE since the Company's initial public offering on October 7, 1992. The following table sets forth, for the two most recent fiscal years, ended June 30, 1995 and June 30, 1996, on a per share basis, the range of high and low last reported sale prices for the Company's Common Stock as quoted on the Nasdaq National Market. These price quotations reflect interdealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                       High      Low
                                                       -------------
         July 1, 1994 to September 30, 1994            6 1/2     3 1/2
         October 1, 1994 to December 31, 1994          6         3 1/2
         January 1, 1995 to March 31, 1995             9 7/8     3 5/8
         April 1, 1995 to June 30, 1995               13 1/8     8 1/2
         July 1, 1995 to September 30, 1995           12         4 1/8
         October 1, 1995 to December 31, 1995          6 1/4     3 5/8
         January 1, 1996 to March 31, 1996             5 5/8     3 7/8
         April 1, 1996 to June 30, 1996                8 3/8     3 3/4

As of September 16, 1996, the last sale price of the Company's Common Stock as reported on the Nasdaq National Market was $7.50. As of September 16, 1996 there were 229 shareholders of record, although the Company believes that the number of beneficial owners is significantly greater.

The Company has never declared or paid cash dividends on the Common Stock. The Company presently intends to retain earnings, if any, for the operation and development of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. Any future determination as to the payment of cash dividends will depend on a number of factors, including future earnings, capital requirements, the financial condition and prospects of the Company and any restrictions under credit agreements existing from time to time, as well as such other factors as the Board of Directors may deem relevant. There can be no assurance that the Company will pay any dividends in the future.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The selected data presented below under the captions "Operating Statement Data" and "Balance Sheet Data" for, and as of the end of, each of the fiscal years in the five-year period ended June 30, 1996, are derived from the audited financial statements of DATA RACE, Inc. The selected financial data should be read in conjunction with the Company's financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                        Fiscal Years Ended June 30,
                                                      ----------------------------------------------------------------
                                                          1996         1995         1994         1993         1992
                                                      -----------  ------------ ------------  -----------  -----------
                                                                  (in thousands, except per share data)
Operating Statement Data:
Total revenue......................................   $    17,232  $    30,380  $   23,124     $  43,934    $  21,720
Cost of revenue....................................        13,839       21,959      26,638        27,286       13,124
                                                      -----------  ------------ ------------  -----------  -----------
Gross profit (loss)................................         3,393        8,421      (3,514)       16,648        8,596
                                                      -----------  ------------ ------------  -----------  -----------
Operating expenses:
      Engineering and product development..........         4,784        3,134       3,150         2,726        1,487
      Sales and marketing..........................         4,081        3,540       6,418         4,623        2,284
      General and administrative...................         3,233        1,983       3,215         1,884        1,201
                                                      -----------  ------------ ------------  -----------  -----------
       Total operating expenses....................        12,098        8,657      12,783         9,233        4,972
                                                      -----------  ------------ ------------  -----------  -----------
Operating income (loss)............................        (8,705)        (236)    (16,297)        7,415        3,624
                                                      -----------  ------------ ------------  -----------  -----------
Other income (expense), net........................           386          267          94           199          (23)
                                                      -----------  ------------ ------------  -----------  -----------
Income (loss) before income taxes and cumulative
    effect of change in accounting for income taxes        (8,319)          31     (16,203)        7,614        3,601
Income tax expense (benefit).......................             -            -        (659)        2,698        1,266
                                                      -----------  ------------ ------------  -----------  -----------
Income (loss) before cumulative effect of change
    in accounting for income taxes.................        (8,319)          31     (15,544)        4,916        2,335
Cumulative effect of change in accounting for
    income taxes...................................             -            -          27             -            -
                                                      -----------  ------------ ------------  -----------  -----------
Net income (loss)..................................   $    (8,319) $        31  $  (15,517)   $    4,916   $    2,335
                                                      -----------  ------------ ------------  -----------  -----------
Earnings per share:
         Income (loss) before cumulative effect of
           change in accounting for income taxes...   $     (1.77) $      0.01  $    (3.47)   $     1.12   $     0.70
         Cumulative effect of change in accounting
           for income taxes........................             -            -        0.01             -            -
                                                      -----------  ------------ ------------  -----------  -----------
         Net income (loss) ........................   $     (1.77) $      0.01  $    (3.46)   $     1.12   $     0.70
                                                      -----------  ------------ ------------  -----------  -----------
Weighted average shares outstanding................         4,688        4,773       4,481         4,409        3,313

Balance Sheet Data (at year end):
Working capital....................................   $     5,644  $    13,692  $    12,558   $   25,404   $    5,570
Total assets.......................................        12,495       20,327       20,038       38,569       12,486
Current maturities of long-term debt...............             -            -           13           44          237
Earnout payable....................................             -            -           90          921            -
Long-term debt, net of current maturities..........             -            -            -           13          765
Shareholders' equity...............................         7,956       16,164       15,728       31,075        6,014

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Results of Operations

The following table sets forth for the fiscal years indicated the percentage of total revenue represented by items reflected in the Company's statements of operations.

                                                        Percentage of Total                    Percentage
                                                      Revenue for Fiscal Years             Increase(Decrease)
                                                          Ended June 30,                    from Prior Year
                                               --------------------------------------   -------------------------
                                                  1996         1995         1994           1996         1995
                                               -----------  -----------  ------------   -----------  ------------
Operating Statement Data:
Total revenue...............................       100.0%       100.0%       100.0%         (43.3%)       31.4%
Cost of revenue.............................        80.3         72.3        115.2          (37.0)       (17.6)
                                               -----------  -----------  ------------

          Gross profit (loss)...............        19.7         27.7        (15.2)         (59.7)         *
                                               -----------  -----------  ------------
Operating expenses:
     Engineering and product development            27.8         10.3         13.6           52.6         (0.5)
     Sales and marketing...................         23.7         11.7         27.8           15.3        (44.8)
     General and administrative............         18.7          6.5         13.9           63.0        (38.3)
                                               -----------  -----------  ------------

          Total operating expenses.........         70.2         28.5         55.3           39.7        (32.3)
                                               -----------  -----------  ------------

Operating loss.............................        (50.5)        (0.8)       (70.5)           *           98.6
Other income (expense), net................          2.2          0.9          0.4           44.6        184.0
                                               -----------  -----------  ------------
Income (loss) before income tax and
   cumulative effect of change in
   accounting for income taxes.............        (48.3)         0.1        (70.1)           *            *
Income tax (expense) benefit...............          -            -            2.9            -            -
Cumulative effect of change in accounting
    for income taxes.......................          -            -            0.1            -            -
                                               -----------  -----------  ------------
Net income (loss)..........................        (48.3%)        0.1%       (67.1%)          *            *
                                               -----------  -----------  ------------

*  Not meaningful

Early in fiscal 1996 the Company was notified of reductions in quantities of custom modems under a contract with IBM which resulted in a substantial decline in the Company's revenue and backlog from prior periods. In spite of the revenue decline, DATA RACE has continued its investments in the development and marketing of its custom modem products. Recently, the Company won contracts with and began shipments to NEC Technologies, Inc. and Texas Instruments, Inc. The Company is currently at various stages of discussion with several other OEMs.

During fiscal 1996 the Company significantly increased its investment in development, sales, and marketing of its multi-media network multiplexer products. As a result of these investments, the Company has enhanced its Future-Proof (TM) architecture with significant new features and improved product reliability. During the year, the Company also increased its marketing communications efforts to better inform its prospective customers of its products' advantages. These efforts have yet to result in the anticipated increase in revenue. As a result, during the fourth quarter, the Company took steps to align its expenses more closely to revenue.

Early in fiscal 1996, the Company initiated a major development effort for a new product line intended to address the needs of the telecommuter. Throughout fiscal 1996, the Company increased its investment in development, sales, and marketing expenses associated with this new product line. During the year, the Company completed the initial product definition based on feedback from several Fortune 100 class companies and delivered a concept demonstration system to a large potential customer. The Company believes that it could begin to realize revenue shipments from this new product line as early as the middle of fiscal year 1997.

The Company's results of operations have varied, are likely to continue to fluctuate significantly from quarter to quarter, and will depend on numerous factors, including:

      . The Company's success at winning contracts to provide modems to notebook computer manufacturers;

      .   Market success of such notebook computers;

      . The ability of the Company to remain ahead of its competition in the ability to rapidly bring advanced features and functions to market;

      .   Changing market needs and advancements in technology;

      .   Emergence of industry standards;

      .   Competitive pricing;

      .   The reliability of the Company's products;

      . The Company's ability to communicate to its prospective customers the advantages of its Future-Proof (TM) architecture and the importance thereof;

      .   The size of the target market for the Company's products;

      .   Competitive offerings providing similar capabilities;

      . The ability to bring new products, including the product line being developed for telecommuters, to market before larger competitors offer similar capability;

      . The Company's success at attracting and retaining lead customers to assist with product definition, and their willingness to purchase substantial volumes; and

      .   Component part availability.

There can be no assurance that these factors will materialize in a manner which is favorable to the Company. Unless and until the Company's revenue is increased through volume deliveries under existing or future OEM modem agreements, substantial increases in network multiplexer sales, sales of the new product line being developed, or a combination of these, the Company anticipates recognizing losses.

    Fiscal 1996 Compared to Fiscal 1995

Total revenue in fiscal 1996 decreased 43% to $17.2 million from $30.4 million in fiscal 1995, primarily due to substantially reduced revenue from custom modem products. Revenue from custom modem products decreased to $10.6 million in fiscal 1996 from $22.1 million in fiscal 1995, a decrease of 52%, which was primarily due to completion in the first half of fiscal 1996 of the contract with IBM. Revenue from shipments to and cancellation fees from IBM, the Company's largest customer in fiscal year 1996, represented 46% of total revenue.

The Company believes that its custom modem business will for the foreseeable future continue to be characterized by a small number of large contracts, each typically with volume deliveries over a short period. The active market life of a notebook computer has continued to shorten. A year ago, a typical notebook computer's active market life was nine to twelve months; recent experience indicates it is now six months or less. To the extent to which there continue to be gaps between the completion of one contract and the commencement of another, the Company anticipates large fluctuations in revenue from custom modems.

As long as the custom modem business continues to dominate the Company's revenue, the Company anticipates continued fluctuation between periods of profit and loss.

Network product revenue decreased by 21% during fiscal 1996 to $6.6 million from $8.3 million in fiscal 1995 primarily due to product reliability problems and increased competitive pressures. The Company believes its products now generally meet its customers' reliability expectations, and the Company increased its marketing communications efforts to announce the products' advantages to prospective customers. These efforts have yet to result in the anticipated increase in revenue.

The cost of revenue in fiscal 1996 was $13.8 million resulting in a gross profit of $3.4 million compared to $8.4 million of gross profit in fiscal 1995. Gross profit margin declined to 20% in fiscal year 1996 from 28% for fiscal 1995 primarily due to manufacturing variances attributable to reduced production volumes.

Engineering and product development expenses increased 53% to $4.8 million in fiscal 1996 from $3.1 million in fiscal 1995. The fiscal 1996 engineering and product development expenses increased over the prior year in all three product lines, primarily due to personnel-related costs. However, during the fourth quarter these expenses were reduced for multiplexer and custom modem products and a greater percentage of engineering resources were allocated to the new telecommuter product line. Engineering and product development expenses were 28% of revenue in fiscal 1996 compared to 10% in fiscal 1995. The increase in spending as a percent of revenue was primarily caused by the increases in engineering and product development expenditures described above and the decrease in total revenue during fiscal 1996.

Sales and marketing expenses increased 15% during fiscal 1996 to $4.1 million from $3.5 million in fiscal 1995. This increase is primarily due to increased trade show and advertising expenses, personnel-related costs, and travel expenses. Sales and marketing expenses in fiscal 1996 were 24% of revenue, up from 12% of fiscal 1995 revenue primarily due to the reasons described above and the decrease in fiscal 1996 revenue.

General and administrative expenses increased to $3.2 million in fiscal 1996 from $2.0 million in fiscal 1995. The increase was primarily caused by costs in fiscal 1996 for legal expenses associated with the shareholder lawsuit, the reversal of bad debt provisions in fiscal 1995 and increased fiscal 1996 expenses from the addition of a new president and CEO. General and administrative expenses increased to 19% of revenue in fiscal 1996 from 7% in fiscal 1995 primarily due to the reasons described above and the decrease in revenue during fiscal 1996.

During the fourth quarter of fiscal 1996, the Company recorded non-cash charges of approximately $1,006,000. This amount comprises a provision of $246,000 for costs associated with the shareholder litigation and charges of approximately $760,000 reflecting impairments of fixed and technology assets.

    Fiscal 1995 Compared to Fiscal 1994

Total revenue in fiscal 1995 increased 31% to $30.4 million from $23.1 million in fiscal 1994, due to substantially higher revenue from data/fax products. Revenue from shipments to IBM, the Company's largest customer in fiscal 1995, represented 52% of total revenue. Revenue from data/fax products increased to $22.1 million in fiscal 1995 from $11.6 million in fiscal 1994, an increase of 90%. This increase was due primarily to deliveries on the contract to IBM occurring in the second half of fiscal 1995. In August 1995, the Company received notices from IBM first altering the quantity significantly downward and then canceling delivery of substantially all remaining modems for shipment under the contract.

Network product revenue decreased by 24% during fiscal 1995 to $8.3 million from $10.8 million in fiscal 1994. The Company believes that this reduction in network product revenue was caused primarily by increased competitive pressure and by products not achieving user reliability expectations regarding certain features such as voice quality. These issues are now resolved and, as indicated above, the Company believes its products now generally meet customers' reliability expectations.

The cost of revenue in fiscal 1995 was $22.0 million resulting in a gross profit of $8.4 million compared to a loss at the gross profit line of $3.5 million in fiscal 1994. Gross profit margin for fiscal 1995 was 28%. Excluding write-offs of $9.7 million in fiscal 1994, gross profit would have been $6.2 million in 1994, and the gross profit margin would have been 20% in fiscal 1994.

Engineering and product development expenses remained relatively flat from fiscal 1994. Although expenses did not increase, the Company continued to make significant improvements in fiscal 1995 to the network product family and did not capitalize any material software expenditures for data/fax custom modem products. Engineering and product development expenses were 10% of revenue in fiscal 1995 compared to 14% in fiscal 1994. The decrease in spending as a percent of revenue was primarily caused by the increase in total revenue from fiscal 1994.

Sales and marketing expenses decreased 45% during fiscal 1995 to $3.5 million from $6.4 million in fiscal 1994. Fiscal 1994 expenses were unusually high because of a $0.9 million write down of intangible assets acquired in 1993 from OmniTel, Inc. Excluding the write down in fiscal 1994, sales and marketing expenses decreased 36% in fiscal 1995. This decrease was primarily due to the Company's withdrawal from the PC distributor and dealer channel. Sales and marketing expenses in fiscal 1995 were 12% of revenue, down from 28% of fiscal 1994 revenue.

General and administrative expenses decreased 38% during fiscal 1995 to $2.0 million from $3.2 million in fiscal 1994. General and administrative expenses decreased to 6.5% of revenue in fiscal 1995 from 14% in fiscal 1994 primarily due to significant expenses in fiscal 1994 totaling $1.6 million for legal, bad debt and other expenses and increased revenue in fiscal 1995.

Liquidity and Capital Resources

At June 30, 1996, the Company had $4.0 million in cash and cash equivalents, down from $8.2 million at March 31, 1996. During fiscal 1996 there were no significant cash inflows or outflows from investing or financing activities other than capital expenditures. Expenditures for capital equipment were $2.1 million, which includes $1.5 million for buildout expenditures associated with the Company's new leased facility. As of June 30, 1996, the Company had no short-term credit facility.

During the fourth quarter of fiscal 1996, the Company reduced its work force by 18% and took other steps to reduce expenses and the resulting drain on cash. However, operating losses as well as the start-up cash requirements of new custom modem contracts have had a continuing negative impact on the Company's cash balance. As long as shipments of custom modem products to OEMs dominate the Company's revenue, the Company expects to continue to have fluctuations in reported revenue and resulting swings between profit and loss. The Company believes it has adequate funds available to meet its current operating obligations. However, the ability to make future capital expenditures and fund the development of new products including the new telecommuter line, are dependent on existing cash and some or all of the following: the ability to successfully negotiate a credit facility with a financial institution, the ability to secure an equity investment, favorable settlement of the shareholder lawsuit, and the return to profitable operations of the Company. There can be no assurance that these factors affecting cash will be resolved in a manner favorable to the Company.

Accounting for Asset Impairment

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" (SFAS 121) The Company is required to adopt SFAS 121 in the fiscal year beginning July 1, 1996. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company does not believe that the adoption of SFAS 121 will have a material adverse impact on the Company's financial position or the results of its operations at the time of adoption.

Accounting for Stock Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123). The Company is required to adopt SFAS 123 in the fiscal year beginning July 1, 1996. This statement defines a fair value-based method of accounting for employee stock options and encourages entities to adopt that method of accounting for its stock compensation plans. Under the fair value-based method, compensation cost is measured at the grant date based upon the value of the award and is recognized over the service period. SFAS 123 allows for the election to continue to measure stock-based compensation cost using the intrinsic value method of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25). The election of this option requires a pro forma disclosure of net income and earnings per share as if the fair value-based method of accounting, as defined by SFAS 123, had been applied. Currently the company expects to continue to account for its stock-based employee compensation plans under APB 25 and will make pro forma disclosure of net income and earnings per share required by SFAS 123 beginning in the year ending June 30, 1997.

Disclosure Regarding Forward-Looking Statements

Certain sections of this report, including "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements, which are often identified with words such as "believes," "anticipates," "expects," "may," "will" and similar expressions, represent the Company's expectations or beliefs concerning future events, including the following: the rate of growth of the notebook, multiplexer and telecommuter markets and the needs of users within such markets; the Company's ability to develop and release its telecommuter and other products on a timely basis; the timing of product releases and revenue shipments by the Company; the market life of notebook computers; the continuing desire for internal modems and other market trends; the Company's ability to capture new custom modem contracts and maintain or increase shipments under existing contracts; and the proprietary value of the Company's technology. The Company cautions that these forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include changing market trends and market needs; lack of market acceptance of the Company's products; rapid or unexpected technological changes (including, with respect to the custom modem business, the introduction of advanced telephony features not supported by internal modems); increased competition (including market entrance of new competitors and consolidation of existing competitors); inability to resolve technical issues or overcome other development obstacles; increased reliability problems; changing governmental regulations; rising costs for components or unavailability of components; and lack of adequate capital or inability to raise additional capital.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
DATA RACE, Inc.:

We have audited the accompanying balance sheets of DATA RACE, Inc. as of June 30, 1996 and 1995, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DATA RACE, Inc. as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for income taxes in fiscal year 1994 to adopt the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

                                                           KPMG Peat Marwick LLP

San Antonio, Texas
August 16, 1996

                                DATA RACE, Inc.
                                BALANCE SHEETS

                                                                                            As of June 30,
                                                                                --------------------------------------
                                                                                       1996                1995
                                                                                ------------------  ------------------
          ASSETS
          Current assets:
              Cash and cash equivalents.........................................$     3,990,435     $     6,092,382
              Accounts receivable, net..........................................      2,034,874           7,337,533
              Inventory.........................................................      4,111,209           4,335,861
              Prepaid expenses and deposits.....................................         46,906              89,890
                                                                                ------------------  ------------------
                  Total current assets..........................................     10,183,424          17,855,666

          Property and equipment, net...........................................      2,198,954           1,861,103
          Capitalized software, net.............................................              -             444,337
          Intangible assets, net................................................              -              67,500
          Other assets, net.....................................................        112,392              98,506
                                                                                ------------------  ------------------
                  Total assets..................................................$    12,494,770     $    20,327,112
                                                                                ------------------  ------------------


          LIABILITIES AND SHAREHOLDERS' EQUITY

          Current liabilities:
              Accounts payable..................................................$     2,400,507     $     2,645,849
              Accrued expenses..................................................      1,652,641           1,316,069
              Other taxes payable...............................................        166,156             166,156
              Other current liabilities.........................................        319,923              35,102
                                                                                ------------------  ------------------
                  Total current liabilities.....................................      4,539,227           4,163,176

          Commitments and contingencies.........................................

          Shareholders' equity:
              Preferred stock, 2,000,000 shares authorized......................              -                   -
              Common stock - no par value, 20,000,000 shares authorized,
                4,746,192 and 4,657,777 shares issued and outstanding at
                June 30, 1996 and  1995, respectively...........................     24,379,642          24,269,208
              Retained earnings (deficit).......................................    (16,424,099)         (8,105,272)
                                                                                ------------------  ------------------
                  Total shareholders' equity....................................      7,955,543          16,163,936
                                                                                ------------------  ------------------
                   Total liabilities and shareholders' equity...................$    12,494,770     $    20,327,112
                                                                                ------------------  ------------------

                See accompanying notes to financial statements

                                DATA RACE, Inc.
                           STATEMENTS OF OPERATIONS

                                                                         Years Ended June 30,
                                                       ----------------------------------------------------------
                                                              1996                1995                1994
                                                       ------------------  ------------------  ------------------
     Total revenue...................................  $     17,231,640    $     30,380,430    $    23,123,941

     Cost of revenue..................................       13,838,987          21,959,656         26,638,009
                                                       ------------------  ------------------  ------------------

             Gross profit  (loss).....................        3,392,653           8,420,774         (3,514,068)
                                                       ------------------  ------------------  ------------------

     Operating expenses:
         Engineering and product development...........       4,784,232           3,133,661          3,150,328
         Sales and marketing...........................       4,080,622           3,540,369          6,418,128
         General and administration....................       3,233,349           1,982,991          3,214,691
                                                       ------------------  ------------------  ------------------
             Total operating expenses..................      12,098,203           8,657,021         12,783,147
                                                       ------------------  ------------------  ------------------

             Operating loss...........................       (8,705,550)           (236,247)       (16,297,215)
                                                       ------------------  ------------------  ------------------

     Other income (expense):
         Interest income..............................          338,674             284,251            130,680
         Interest expense.............................                -             (20,120)           (25,101)
         Other........................................           48,049               2,942            (11,160)
                                                       ------------------  ------------------  ------------------
             Total other income.......................          386,723             267,073             94,419
                                                       ------------------  ------------------  ------------------
     Income (loss) before income taxes
         and cumulative effect of change in
         accounting for income taxes..................       (8,318,827)             30,826        (16,202,796)
     Income tax benefit...............................                -                   -            659,315
                                                       ------------------  ------------------  ------------------
     Income (loss) before cumulative effect
         of change in accounting for income taxes.....       (8,318,827)             30,826        (15,543,481)

     Cumulative effect of change in accounting
         for income taxes.............................                -                   -             26,446
                                                       ------------------  ------------------  ------------------
             Net income (loss)........................ $     (8,318,827)   $         30,826    $   (15,517,035)
                                                       ------------------  ------------------  ------------------

     Earnings (loss) per share:
         Income before cumulative effect of change
           in accounting for income taxes............. $          (1.77)   $           0.01   $          (3.47)
         Cumulative effect of change in
           accounting for income taxes................                -                  -                0.01
                                                       ------------------  ------------------  ------------------
         Net income (loss)............................ $          (1.77)   $           0.01   $          (3.46)
                                                       ------------------  ------------------  ------------------

                                                       ------------------  ------------------  ------------------
     Weighted average shares outstanding..............        4,688,000           4,773,000          4,481,000
                                                       ------------------  ------------------  ------------------

                See accompanying notes to financial statements

                                DATA RACE, Inc.
                      STATEMENTS OF SHAREHOLDERS' EQUITY


                                                  Common Stock                   Retained             Total
                                      -------------------------------------      Earnings        Shareholders'
                                           Shares             Amount            (Deficit)            Equity
                                      ------------------ ------------------  -----------------  ------------------

Balances at June 30,1993                      4,420,416  $      23,693,800   $      7,380,937   $      31,074,737
                                      ------------------ ------------------  -----------------  ------------------

Net loss                                              -                  -        (15,517,035)        (15,517,035)

Exercise of stock options                        93,741            119,409                  -             119,409

Tax benefits of stock options                         -             51,283                  -              51,283
                                      ------------------ ------------------  -----------------  ------------------

Balances at June 30, 1994                     4,514,157         23,864,492         (8,136,098)         15,728,394


Net income                                            -                  -             30,826              30,826

Exercise of stock options                       143,620            404,716                  -             404,716
                                      ------------------ ------------------  -----------------  ------------------

Balances at June 30, 1995                     4,657,777         24,269,208         (8,105,272)         16,163,936


Net loss                                              -                  -         (8,318,827)         (8,318,827)

Exercise of stock options                        88,415            110,434                  -             110,434
                                      ------------------ ------------------  -----------------  ------------------

Balance at June 30, 1996                      4,746,192  $      24,379,642   $    (16,424,099)  $       7,955,543
                                      ------------------ ------------------  -----------------  ------------------

                See accompanying notes to financial statements

                                DATA RACE, Inc.
                           STATEMENTS OF CASH FLOWS

                                                                                 Years Ended June 30,
                                                                --------------------------------------------------------
                                                                      1996                1995               1994
                                                                -----------------  ------------------ ------------------
    Cash flows from operating activities:
      Net income (loss)......................................   $  (8,318,827)     $       30,826     $  (15,517,035)
      Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
        Depreciation and amortization........................       2,321,443           1,845,830          2,440,788
        Provisions for write down of intangible assets.......               -                   -          1,086,783
        Decrease (increase) in accounts receivable...........       5,302,659          (2,871,747)         4,377,483
        Decrease in inventory................................         224,652             596,927         11,243,009
        Decrease (increase) in prepaid expenses, deposits
         and other assets....................................          29,098            (124,607)            90,162
        Increase (decrease) in accounts payable..............        (245,342)            773,338         (3,138,217)
        Increase (decrease) in accrued expenses..............         336,572            (296,320)           107,044
        Increase (decrease) in other current liabilities.....         284,821             (75,535)            47,577
        Decrease (increase) in income taxes receivable.......               -           1,271,441           (681,722)
        Decrease in deferred income taxes and other taxes
         payable.............................................               -                   -            221,194
                                                                -----------------  ------------------ ------------------
          Net cash provided by (used in) operating
          activities.........................................         (64,924)          1,150,153            277,066
                                                                -----------------  ------------------ ------------------

    Cash flows from investing activities:
      Maturities (purchase) of short-term investments........               -           2,518,145         (2,518,145)
      Capital expenditures...................................      (2,127,457)           (419,134)        (1,134,060)
      Expenditures for capitalized software..................         (20,000)           (227,583)          (559,706)
          Net cash provided by (used in) investing              -----------------  ------------------ ------------------
          activities.........................................      (2,147,457)          1,871,428         (4,211,911)
                                                                -----------------  ------------------ ------------------

    Cash flows from financing activities:
      Earnout payments.......................................               -             (40,000)           (60,500)
      Principal payments on debt.............................               -                   -            (43,786)
      Net proceeds from issuance of stock....................         110,434             404,716            119,409
                                                                -----------------  ------------------ ------------------
          Net cash provided by financing activities..........         110,434             364,716             15,123
                                                                -----------------  ------------------ ------------------

    Net increase (decrease) in cash and cash equivalents.....      (2,101,947)          3,386,297         (3,919,722)

    Cash and cash equivalents at beginning of year...........       6,092,382           2,706,085          6,625,807
                                                                -----------------  ------------------ ------------------

    Cash and cash equivalents at end of year.................   $   3,990,435      $    6,092,382     $    2,706,085
                                                                -----------------  ------------------ ------------------

    Supplementary Cash Flow Information:
    Interest paid............................................   $           -      $       20,120     $       23,206
    Income taxes refunded....................................   $           -      $   (1,200,438)    $     (225,232)

                See accompanying notes to financial statements

                                DATA RACE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         June 30, 1996, 1995 and 1994

1) Summary of Significant Accounting Policies
---------------------------------------------

Description of Business

The Company designs, manufactures, and markets a line of communication products that meet the need for "Remote Access to the Corporate Environment". These products include modems for notebook computers that support data and fax connections, as well as voice connections through speakerphone and answering machine functions, sold primarily to manufacturers of notebook computers. Also included is a line of network multiplexers which carry terminal, LAN, voice, and fax traffic between a company's branch and headquarters offices, over a broad range of wide area communications speeds and services. These networking products are sold through distributors, resellers, and systems integrators throughout the world. The Company is also developing a line of products for the telecommuter market that employ the Company's modem and multiplexer technologies to allow the telecommuter access to the corporate LAN, intranet, voice, and fax service. The products provide the telecommuter with much of the functionality of three dedicated phone lines - one each for voice, fax, and data transmissions - over a single standard telephone connection.

Over one half of the Company's revenues in fiscal 1996 were derived from sales of custom modem products. The custom modem business is characterized by a small number of large contracts, subjecting the Company to large fluctuations in revenues. The Company's modem business is also dependent in part on certain of its suppliers. Certain components for the Company's custom modems are available only from a single source or a limited number of sources, and the Company could experience difficulties in obtaining satisfactory alternate sources or changing product designs to incorporate alternate components.

Basis of Presentation

Certain reclassifications of prior period amounts have been made to conform with the current period presentation.

Cash and Cash Equivalents

Cash equivalents consist of interest bearing accounts.

Accounts Receivable

Accounts Receivable as shown is net of allowance for doubtful accounts of $92,206 and $109,006 at June 30, 1996 and June 30, 1995, respectively.

Inventory

Inventory is valued at the lower of standard cost (approximates first-in, first-out) or market (net realizable value). Costs include materials, labor, overhead, and subcontract charges.

Property and Equipment

Property and equipment are stated on the basis of cost. Major renewals and betterments are charged to the property accounts while replacements, maintenance, and repairs which do not improve or extend the lives of the respective assets are expensed currently. Depreciation of property and equipment is provided at amounts calculated to amortize the cost of the assets over their useful economic lives using the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes.

Capitalized Software

Capitalized software as shown is net of accumulated amortization of $862,082 and $397,745 at June 30, 1996 and June 30, 1995, respectively. Certain engineering and product development costs relating to development included in products is capitalized and amortized over the shorter of its expected useful life (generally up to 3 years) or a ratio of current to expected revenues. The Company capitalized $20,000, $227,583 and $559,706 in fiscal 1996, 1995 and
1994, respectively. Amortization of such costs aggregated $464,336, $639,520 and $387,878 in fiscal 1996, 1995 and 1994, respectively.

Intangible Assets

Intangible assets primarily consist of customer lists, proprietary technology and covenants not to compete resulting from the 1993 acquisition of the assets of OmniTel, Inc. These assets were amortized on a straight-line basis over their estimated useful lives which range from three to five years. In 1994, the Company reduced the value and shortened the useful lives of these intangible assets. Amortization of these assets was $67,500 in fiscal 1996, $22,500 in fiscal 1995 and $509,362 in fiscal 1994. Also in 1994, these assets were written down by an additional $1,086,783 based on an evaluation of the assets' realizability.

Income Taxes

Effective July 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). SFAS 109 requires recognition of deferred tax liabilites and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using the currently enacted tax rate in effect for the years in which the differences are expected to reverse. As of July 1, 1993, the Company recorded a cumulative effect adjustment which decreased net loss by $26,466 or $0.01 per share, which represents the net increase in the deferred tax asset as of that date. Such amount has been reflected in the statement of operations for the period ended June 30, 1994, as the cumulative effect of an accounting change.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables, and current liabilities approximate their respective fair values because of the short-term maturity of those instruments.

Warranties

Warranty costs are accrued and expensed when revenue is recognized based upon the Company's experience with such costs.

Revenue Recognition

Revenue is generally recognized upon shipment of products or when contractual services have been provided. The Company recognizes revenue and gross profit from trial units only upon receipt of payment.

Research and Development

All engineering and product research and development expenditures are charged against operations as incurred, except capitalized software costs. Research and development costs charged to operations aggregated approximately $4,784,000, $3,134,000, and $3,150,000 in fiscal 1996, 1995, and 1994, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share are computed using the weighted average number of common and common equivalent shares (when dilutive) outstanding during each period. Common equivalent shares include stock options and warrants. Fully diluted earnings per share is not significantly different than earnings per common and common equivalent share.

Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

2) Accounts Receivable and Major Customers
------------------------------------------

Revenue from shipments to and fees from IBM, the Company's largest customer represented 46% and 52% of total revenue in fiscal 1996 and 1995, respectively. Revenue from the largest and second largest customer in fiscal 1994 represented 14% and 11% of total revenue, respectively. There were no accounts receivable from IBM at June 30, 1996.

At June 30, 1996, the Company has significant amounts of accounts receivable due from a variety of domestic and international OEM's, resellers, and distributors under normal credit terms. Credit limits, ongoing credit evaluation and account monitoring procedures are used by the Company to minimize the risk of loss on accounts receivable. Generally, collateral is not required. Export revenues were 8%, 10%, and 15% of total revenue for 1996, 1995, and 1994, respectively.

3) Inventory
------------

Inventory consists of the following:

                                      June 30, 1996       June 30, 1995
                                     ----------------    ----------------


           Finished goods            $       366,824     $       287,841
           Work in progress                2,778,064           2,339,161
           Raw materials                     966,321           1,708,859
                                     ----------------    ----------------
                                     $     4,111,209     $     4,335,861
                                     ----------------    ----------------


4) Property and Equipment
-------------------------

Property and equipment consists of the following:

                                  June 30, 1996     June 30, 1995  Useful Lives
                                ----------------- ---------------- -------------
  Leasehold Improvements........$      1,697,601  $        214,206            *
  Furniture and fixtures........       2,094,889         2,354,347   3 - 5 yrs.
  Machinery and equipment.......       1,727,229         2,353,839   2 - 5 yrs.
                                ----------------- ----------------
                                       5,519,719         4,922,392
  Less accumulated depreciation.       3,320,765         3,061,289
                                ----------------- ----------------
                                $      2,198,954  $      1,861,103
                                ----------------- ----------------

* remaining lease life primarily 7 to 10 years.

5) Income Taxes
---------------

As discussed in Note 1, the Company adopted SFAS 109 effective July 1, 1993. Details of income tax expense (benefit) for the fiscal years ended June 30 follow:

                                                               1996              1995             1994
                                                         ----------------  ---------------- ----------------
      Current:
          Federal........................................            -                 -    $    (586,235)
          State..........................................            -                 -                -
                                                         ----------------  ---------------- ----------------
                                                                     -                 -         (586,235)

      Deferred:
          Federal........................................            -                 -          (73,080)
          State..........................................            -                 -                -
                                                         ----------------  ---------------- ----------------
                                                                     -                 -          (73,080)
                                                         ----------------  ---------------- ----------------

      Income tax expense (benefit).......................            -                 -    $    (659,315)
                                                         ----------------  ---------------- ----------------


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 1996 and 1995 are presented below:

                                                                                                 June 30,
                                                                                     ----------------------------------
    Deferred tax assets:                                                                   1996              1995
                                                                                     ----------------  ----------------
        Accounts receivable due to allowances for financial reporting purposes...... $      32,678     $      38,632
        Inventory, principally due to write-down for financial reporting purposes...       999,928         1,077,782
        Property and equipment,  due to difference in depreciation..................       354,400           294,152
        Accrued expenses............................................................       181,755           139,648
        Net operating loss carryforwards............................................     6,984,833         4,055,743
        Alternative minimum tax credit carryforwards................................        71,003            71,003
        Research and experimentation credit carryforwards...........................       539,889           289,683
                                                                                     ----------------  ----------------
           Total gross deferred tax assets..........................................     9,164,486         5,966,643
           Less valuation allowance.................................................    (9,164,486)       (5,966,643)
                                                                                     ----------------  ----------------
           Total gross deferred tax assets less valuation allowances................             -                 -

    Deferred tax liabilities:
           Total gross deferred tax liabilities.....................................             -                 -
                                                                                     ----------------  ----------------
           Net deferred tax asset................................................... $           -     $           -
                                                                                     ----------------------------------

The valuation allowance related to deferred tax assets increased by $3,197,843 and $1,267,425 during the years ended June 30, 1996, and 1995, respectively.

Reconciliation of the U.S. Federal statutory rate to the Company's effective tax rate for each fiscal year is as follows:

                                                                        1996            1995            1994
                                                                    --------------  -------------- ---------------
    U.S. Federal statutory rate.....................................      34.0%           34.0%         (34.0)%
    Increase (reduction) in income taxes resulting from:
    Net operating losses............................................     (34.0)          (34.0)          29.9
                                                                    --------------  -------------- ---------------
    Net effective tax rate..........................................       -               -             (4.1)%
                                                                    --------------  -------------- ---------------

In 1994, the Company recognized tax benefits of approximately $51,000 related to tax compensation expense under its stock option plans which have been credited to common stock.

At June 30, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $19,709,000 which expire beginning in 2009. The Company also has research and experimentation credit carryforwards for federal income tax purposes of approximately $540,000 which expire beginning in 2009 and alternative minimum tax credit carryforwards of approximately $71,000.

6) Shareholders' Equity
-----------------------

The Company has a 1985 Incentive Stock Option Plan, under which options may be granted to full-time employees and 1988, 1994 and 1995 Stock Option Plans, under which incentive stock options or non-qualified stock options may be granted to employees, directors, consultants and advisors. The exercise price of options must be at least equal to the fair market value of the common shares at the date of grant as determined by the Compensation Committee of the Board of Directors. As of June 30, 1996, total common shares reserved for issuance under the 1985, 1988, 1994 and 1995 Plans were 370,601, 1,387,500, 250,000 and 500,000 respectively. Transactions involving the Plans are summarized as follows:

                                              1985 Plan                                      1988 Plan
                             --------------------------------------------- ----------------------------------------------
                              Option Price                                  Option Price
                                Per Share    Unexercised    Exercisable       Per Share     Unexercised    Exercisable
                             --------------------------------------------- ----------------------------------------------
Balance at June 30, 1993      $  2.36- 7.04    202,274        68,086        $  0.67- 7.04     336,763       317,076
    Granted                                          -             -           6.38-13.00     300,063             -
    Became exercisable           2.36- 7.04          -        48,376           5.47- 7.04           -         6,562
    Exercised                    2.36- 5.47    (26,456)      (26,456)                0.67     (67,285)      (67,285)
    Expired                      2.36-13.00    (16,452)       (1,032)          9.75-13.00     (27,146)            -
                                            ------------------------------                -------------------------------
Balance at June 30, 1994         2.36-13.00    159,366        88,974           9.75-13.00     542,395       256,353
                                            ------------------------------                -------------------------------
    Granted                                          -             -           4.00- 8.75     184,000             -
    Became exercisable           2.36- 7.04          -        46,535           4.88-13.00           -       114,000
    Exercised                    2.36- 7.04    (82,049)      (82,049)          0.67- 9.25     (57,837)      (57,837)
    Expired                      2.36- 5.47     (3,656)         (187)          4.88-13.00     (50,351)      (17,726)
                                            ------------------------------                -------------------------------
Balance at June 30, 1995         2.36- 7.04     73,661        53,273           0.67-13.00     618,207       294,790
                                            ------------------------------                -------------------------------
    Granted                                          -             -           4.13-11.25     285,623             -
    Became exercisable           2.36- 7.04          -        15,287           4.50-13.00           -       139,143
    Exercised                    2.36- 5.47    (37,102)      (37,102)          0.67- 9.25     (93,087)      (93,087)
    Expired                      2.36- 7.04    (14,525)      (11,299)          2.36-13.00    (318,961)     (104,673)
                                            ------------------------------                -------------------------------
Balance at June 30, 1996         2.36- 7.04     22,034        20,159           0.67-13.00     491,782       236,173
                                            ------------------------------                -------------------------------
                                              1994 Plan                                      1995 Plan
                             --------------------------------------------- ----------------------------------------------
                              Option Price                                  Option Price
                                Per Share    Unexercised    Exercisable       Per Share     Unexercised    Exercisable
                             --------------------------------------------- ----------------------------------------------
    Granted                   $  6.63- 9.63     240,000             -
    Became exercisable                                -             -
    Exercised                                         -             -
    Expired                                           -             -
                                             -----------------------------
Balance at June 30, 1995         6.63- 9.63     240,000             -
                                             -----------------------------
    Granted                            6.31      10,000             -       $  4.13- 4.88       145,800             -
    Became exercisable           6.63- 9.63           -        55,500                                 -             -
    Exercised                                         -             -                                 -             -
    Expired                      6.31- 9.63     (15,000)            -                4.50       (27,900)            -
                                             -----------------------------                  -----------------------------
Balance at June 30, 1996         6.63- 9.63     235,000        55,500          4.13- 4.88       117,900             -
                                             -----------------------------                  -----------------------------

In connection with the employment of a new corporate officer in April of 1995, options to purchase 400,000 shares of common stock were granted at the market price on the date of the grant ($9.625 per share). The grant includes 150,000 and 50,000 options issued under the Company's 1994 Option Plan which vest ratably over four and five years, respectively. The remaining 200,000 shares were granted pursuant to a written compensation contract with the officer by the Board of Directors. These options vest on the ninth anniversary of the officer's employment. The agreement provides for accelerated vesting of the 200,000 options if the Company's common stock price meets certain targeted prices ranging from $10.59 to $24.97 per share after the date of the grant. All 400,000 options expire on the tenth anniversary of employment with the Company. Included in fiscal 1996 options excercised under the 1988 Option Plan are 80,000 options exercised by a director of the Company. The exercise of these options was effected by the exchange of 51,473 shares previously owned by the director.

On November 28, 1995, the Board of Directors authorized and granted the employees of the Company, other than the CEO, the right to exchange up to 75% of their outstanding options, both vested and unvested, for replacement options at a rate of three replacement options for every four options surrendered. These replacement options are exercisable at a price of $4.50 per share (the fair market value at the date of repricing), subject to certain restrictions. A total of 116,464 options were exchanged for 87,375 replacement options.

Convertible preferred stock consists of 2,000,000 authorized shares with no par value, issuable in one or more series.

7) Commitments
--------------

In April 1996, the Company moved to its new facilities consisting of two buildings of approximately 21,000 and 29,000 square feet, which are subject to ten- and seven-year operating leases, respectively. The Company has also leased a third adjacent parcel of property upon which an additional building could be constructed if necessary. The Company has a purchase option, exercisable through November 1998, to acquire all leased parcels at an escalating purchase price. Total rent expense charged to operations was $560,596, $544,025 and $587,960 in fiscal 1996, 1995 and 1994, respectively.

The minimum annual rental payments on all operating leases for the fiscal years ended June 30 are as follows:

                    Fiscal Year                 Amount
                    -----------         --------------
                    1997                $      322,579
                    1998                       295,962
                    1999                       291,644
                    2000                       283,006
                    2001                       287,026
                    Thereafter                 880,883
                                        --------------
                                        $    2,361,100
                                        --------------

8) Employee Benefit Plans
-------------------------

Effective March 1, 1992, the Company adopted the DATA RACE, Inc. 401(k) Plan under section 401(k) of the Internal Revenue Code of 1986, as amended. Under the Plan, substantially all employees eligible to participate may elect to contribute up to the lesser of 16% of their salary or the maximum allowed under the Code. All full time employees with at least one year of continuous service are eligible for the Plan. The Company may elect to make contributions to the Plan at the discretion of the Board of Directors. The Company made contributions of $56,477 in fiscal 1996, contributions of $16,207 in fiscal 1995 and no contribution in fiscal 1994. The Company has no other post-retirement benefit plans.

In December 1993, the Company adopted the DATA RACE, Inc. Employee Stock Purchase Plan pursuant to which eligible employees are granted options to purchase up to an aggregate of 200,000 shares of the Company's common stock at 85% of the fair market value of the common stock. Of the 200,000 shares available in this Plan, 10,621 shares have been purchased as of June 30, 1996.

The Company is self-insured for occupational injury and illness benefits whereby it is liable for individual claims up to $100,000 and in excess of $1,000,000 per occurrence. Liabilities over $100,000 and up to $1,000,000 per occurrence are the responsibility of a co-insurer. The amounts charged to expense for occupational injury and illness are based upon benefits paid and expected liabilities. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $60,000 at June 30, 1996 is adequate to cover these claims.

The Company was self-insured for employee medical and dental insurance until February 1996 whereby it was liable for claims up to $50,000 per employee per year. Claims in excess of $50,000 were covered by a stop-loss policy to an aggregate of $1,000,000 per employee. Self-insurance costs were accrued based upon historical claim experience and expected liabilities. Effective March 1996, the Company obtained medical and dental insurance coverage through an insurance company.

9) Quarterly Results
--------------------

The following table presents unaudited quarterly operating results for the Company for fiscal 1996 and 1995. This information has been prepared by the Company on a basis consistent with the Company's audited financial statements and includes all adjustments that the Company considers necessary for a fair presentation in accordance with generally accepted accounting principles. Such quarterly results are not necessarily indicative of future results of operations.

The quarterly operating results may vary significantly depending upon such factors as the timing of new product releases by the Company and its competitors, the volume of sales and the mix of products sold and the level of the Company's operating expenses.

During the fourth quarter of fiscal 1996, the Company recorded non-cash charges of approximately $1,006,000. This amount comprises a provision of $246,000 for costs associated with the shareholder litigation discussed in note 10 and charges of approximately $760,000 reflecting reduced valuation of fixed and technology assets.

                                                               Quarters Ended (unaudited)
                                                               --------------------------
                                     June 30,  Mar. 31,  Dec. 31,  Sept. 30, June 30, Mar. 31,  Dec. 31,  Sept. 30,
                                       1996      1996      1995      1995      1995     1995      1994      1994
                                     -------------------------------------------------------------------------------
                                                         (in thousands, except per share data)
Total revenue........................$  3,053  $  2,026  $  6,580  $  5,573   $11,991 $  8,687  $  5,373  $  4,330
Cost of revenue......................   3,313     1,301     4,865     4,360     8,814    6,149     3,773     3,223
                                     -------------------------------------------------------------------------------

    Gross profit (loss)..............    (260)      725     1,715     1,213     3,177    2,538     1,600     1,107

Operating expenses:
    Engineering and product
      development....................   1,403     1,255     1,260       866       986      794       722       632
    Sales and marketing..............   1,140     1,058       932       951       950    1,032       771       788
    General and administrative.......   1,163       741       687       642       667      550       485       280
                                     -------------------------------------------------------------------------------

      Total operating expenses.......   3,706     3,054     2,879     2,459     2,603    2,376     1,978     1,700
                                     -------------------------------------------------------------------------------

Operating income (loss)..............  (3,966)   (2,329)   (1,164)   (1,246)      574      162      (378)     (593)
Other income, net....................      83       124        80        99        66       64       103        32
                                     -------------------------------------------------------------------------------

Net income(loss).....................$ (3,883) $ (2,205) $ (1,084) $ (1,147) $    640 $    226  $   (275) $   (561)
                                     -------------------------------------------------------------------------------

Earnings (loss) per share............$  (0.82)  $ (0.47)  $ (0.23) $  (0.25) $   0.13 $   0.05  $  (0.06) $  (0.12)

Weighted average shares outstanding     4,724     4,698     4,671     4,661     4,919    4,978     4,552     4,529

10) Litigation
--------------

On November 28, 1995, Guy and Carolyn Caspary and Tarik Hussain filed a class action shareholder lawsuit against the Company and certain of its officers - Herbert T. Hensley, Chairman of the Board, W. B. Barker, President and Chief Executive Officer, Gregory T. Skalla, Vice President-Finance and Chief Financial Officer. The lawsuit was filed in the United States District Court in San Antonio, Texas. The plaintiffs allege that the defendants violated certain Securities Exchange Act of 1934. The plaintiffs claim that during a class period misleading and incomplete information to the investing public for the purpose of raising the price of the Company's stock, thereby permitting some of the defendants to profit from this rise by selling their stock at artificially inflated prices. The plaintiffs claim that public statements made during the class period touting the growth of the Company's backlog were misleading because the Company did not also disclose that orders included in its backlog were subject to cancellation and that revenues were likely to be short lived due to limited duration of shipments under the contract. On December 15, 1995, a lawsuit was filed with identical allegations by Sylvio L. Marcoccia, on behalf of himself and all others similarly situated on February 23, 1996, the Caspary and Marcoccia cases were consolidated, and the case is now styled In re Data
                                                                  ----------
Race, Inc. Securities Litigation.
--------------------------------

The defendants answered the lawsuit denying any liability to the plaintiffs and filed a counterclaim for abuse of process and conspiracy to abuse process. Discovery is in progress. The parties unsuccessfully attempted to mediate the case on August 8, 1996. The Company believes that the case is absolutely without merit and is vigorously defending against the claims made in the lawsuit. Although the Company does not believe it probable that the resolution of the matter will have a material adverse effect on the Company's financial condition or results of operations, the Company is unable to predict the costs to be incurred to resolve the lawsuit. The Company is required under certain circumstances to indemnify the named officers against losses incurred as a result of lawsuits against the named officers.

11) Liquidity and Capital Resources
-----------------------------------

At June 30, 1996, the Company had $4.0 million in cash and cash equivalents, down from $8.2 million at March 31, 1996. During fiscal 1996 there were no significant cash inflows or outflows from investing or financing activities other than capital expenditures. Expenditures for capital equipment were $2.1 million, which includes $1.5 million for buildout expenditures associated with the Company's new leased facility. As of June 30, 1996, the Company had no short-term credit facility.

During the fourth quarter of fiscal 1996, the Company reduced its work force by 18% and took other steps to reduce expenses and the resulting drain on cash. However, operating losses as well as the start-up cash requirements of new custom modem contracts have had a continuing negative impact on the Company's cash balance. As long as shipments of custom modem products to OEMs dominate the Company's revenue, the Company expects to continue to have fluctuations in reported revenue and resulting swings between profit and loss. The Company believes it has adequate funds available to meet its current operating obligations. However, the ability to make future capital expenditures and fund the development of new products including the new telecommuter line, are dependent on existing cash and some or all of the following: the ability to successfully negotiate a credit facility with a financial institution, the ability to secure an equity investment, favorable settlement of the shareholder lawsuit, and the return to profitable operations of the Company. There can be no assurance that these factors affecting cash will be resolved in a manner favorable to the Company.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
---------------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The following table sets forth certain information concerning the directors and executive officers of the Company:

                    Name                        Age                       Position with Company
                    ----                        ---                       ---------------------
Herbert T. Hensley..........................    57     Chairman of the Board of Directors
W. B. Barker................................    49     President and Chief Executive Officer, Director
Walter D. Warren............................    60     Senior Vice President-Operations
Gregory T. Skalla...........................    41     Vice President-Finance, Chief Financial Officer,
                                                       Treasurer and Secretary
Haig A. Sarkissian..........................    36     Vice President-Sales and Marketing - OEM Products
Gregory A. Williamson.......................    46     Vice President-Human Resources
Jeffrey P. Blanchard........................    43     Director
Matthew Kenny...............................    62     Director
George Grumbles.............................    63     Director
Marcelo Gumucio.............................    59     Director

Herbert T. Hensley has served as Chairman of the Board since June 1985. In addition, Mr. Hensley served as President, Chief Executive Officer and a Director of the Company from December 1984 until April 1995. Prior to joining DATA RACE, Mr. Hensley was employed for 15 years by Datapoint Corporation ("Datapoint"), a publicly-held company based in San Antonio, Texas, which manufactures computers and related hardware and software products. During his last eight years at Datapoint, Mr. Hensley served as the Vice President of International Operations (Asia, the Americas and the Pacific) which, immediately prior to Mr. Hensley's departure, had approximately 600 employees. Mr. Hensley was responsible for the sale and support of Datapoint products having annual revenues of approximately $80 million in over 40 countries. Mr. Hensley has served as a director of Pittencrief Communications, Inc., an Abilene, Texas based mobile communications company, since that company's initial public offering in June 1993.

W. B. Barker has served as President and Chief Executive Officer since April 1995 and as a Director since May 1995. Prior to joining DATA RACE, Dr. Barker was employed for 26 years by Bolt Beranek and Newman Inc. ("BBN"). At BBN, he served in a variety of technical and management capacities, including Senior Vice President, Chief Technology Officer, founder and President of LightStream Corporation, an ATM switch company, and was responsible for the acquisition of regional Internet service providers. While employed by BBN, he held general management positions and was President of several subsidiaries, where he was directly responsible for product strategies, development, marketing and manufacturing for many communications and multiprocessor products. He holds a Ph.D. from Harvard University.

Walter D. Warren has served as Senior Vice President-Operations since June 1993. Prior to joining DATA RACE, Mr. Warren served as Senior Vice President of Technical Operations at Kinetic Concepts, a San Antonio-based manufacturer and distributor of therapeutic hospital beds.

Gregory T. Skalla has served as Vice President-Finance, Chief Financial Officer of DATA RACE and corporate Secretary and Treasurer since February 1995. Mr. Skalla has been employed by DATA RACE since 1992 when he joined the Company as Controller. From 1987 to 1992, Mr. Skalla was Chief Financial Officer of Mil-Com Electronics Corporation in San Antonio, Texas.

Haig A. Sarkissian joined DATA RACE as Vice President, Sales and Marketing - OEM Products in August 1995. From 1990 until that time, Mr. Sarkissian was employed by AT&T Microelectronics as Manager,

World Wide Marketing, DSP Modem Products. Prior to his tenure at AT&T, Mr. Sarkissian was the field applications manager at Standard Microsystems Corporation.

Gregory A. Williamson was appointed Vice President-Human Resources in October 1996. Mr. Williamson has been employed by DATA RACE since September 1995 when he joined the Company as Director-Human Resources. From 1978 to 1995, Mr. Williamson served in a variety of technical, management and administrative positions including Corporate Manager-Benefits with SBC Communications Inc., a publicly held telecommunications company.

Jeffrey P. Blanchard has served as a Director of the Company since August 1985. Mr. Blanchard has been the Managing General Partner of First Capital Group of Texas, Ltd. since January 1984. Since September 1995, Mr. Blanchard has been the Managing General Partner of First Capital Group of Texas II, L.P., an investment firm which provides private equity to middle-market companies throughout the Southwest United States. From January 1989 to December 1994, Mr. Blanchard served as Vice President and Investment Manager of Victoria Capital Corporation, a venture capital investment company.

Matthew Kenny was elected to the Board of Directors in February 1995. From 1984 until 1989, Mr. Kenny was President and CEO of RACAL-MILGO, a company with revenues in excess of $300 million. Mr. Kenny joined Milgo in 1968. From 1989 to 1993, Mr. Kenny was Chairman of the Board and CEO of Physical Health Devices, Inc. From 1989 to the present he has been a managing partner in Venture Solutions, and since 1994 he has been President and CEO of Core Technology Development, Inc., Fort Lauderdale, Florida.

George Grumbles was appointed to the Board of Directors in February 1995. From 1985 until his retirement in 1993, Mr. Grumbles served as a corporate Vice President of Motorola and the President and CEO of Universal Data Systems which he joined in 1972.

Marcelo Gumucio was elected to the Board of Directors in December 1995. Since April 1996, Mr. Gumucio has served as Chief Executive Officer of Micro Focus, Palo Alto, California. From November 1992 until joining Micro Focus, Mr. Gumucio served as President and Chief Executive Officer of Memorex Telex N.V., a publicly-held multinational computer company based in Amsterdam, The Netherlands. Prior to joining Memorex Telex, Mr. Gumucio founded and led, from August 1990 to November 1992, Gumucio, Burke and Associates, a private investment firm in Minneapolis, Minnesota. From July 1983 to August 1990, Mr. Gumucio held various positions, including President, Chief Executive Officer, and Director, with Cray Research, Inc., a publicly-held manufacturer of supercomputers.

All directors serve for a term of one year and until their successors are duly elected, subject to earlier resignation or removal. Outside directors are entitled to receive automatic awards of options under the Company's most recently adopted stock option plan. Outside directors are also reimbursed for their out-of-pocket expenses involved in connection with their service as directors. The Board of Directors met six times during fiscal 1996. Each director attended a majority of the Board meetings held during the period for which he was a director during fiscal year 1996.

Committees of the Board of Directors

The Board of Directors has two committees: The Audit Committee and the Compensation Committee. The Audit Committee, composed of Messrs. Blanchard and Grumbles, is responsible for reviewing the Company's financial statements and overseeing the Company's accounting practices and control. The Compensation Committee, composed of Messrs. Blanchard (Chairman), Kenny and Gumucio, reviews and makes recommendations to the Board of Directors regarding executive compensation and administers the Company's stock option and stock purchase plans. The Audit Committee met once during fiscal 1996, and the Compensation Committee met five times in the same period.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
------------------------------------------------------
REPORTS ON FORM 8-K
-------------------

         (a) 1.  Financial Statements
         ----------------------------

                  Independent Auditors' Report

                  Balance Sheets as of June 30, 1996 and 1995

                  Statements of Operations for the fiscal years ended June 30, 1996, 1995 and 1994

                  Statements of Shareholders' Equity for the fiscal years ended June 30, 1996, 1995 and 1994

                  Statements of Cash Flows for the fiscal years ended June 30, 1996, 1995 and 1994

                  Notes to Financial Statements

         (a) 2.  Financial Statement Schedules
         -------------------------------------
                  Schedules are either not required or the necessary information is included in the financial statements or notes thereto.

         (a) 3. Exhibits
         ---------------
          3.1 Articles of Amendment to and Restatement of the Articles of Incorporation of the Company, filed December 27, 1991. (a)

          3.2 Statement of Establishment of Series A Convertible Preferred Stock of the Company, filed December 27, 1991. (a)

          3.3 Statement of Establishment of Series B Convertible Preferred Stock of the Company, filed December 31, 1991. (a)

          3.4 Articles of Correction to Articles of Amendment to and Restatement of the Articles of Incorporation of the Company, filed August 13, 1992. (a)

          3.5 Articles of Incorporation to the Articles of Incorporation of the Company, filed August 21, 1992. (a)

          3.6     By-Laws of the Company. (a)

          4.1     Specimen Common Stock Certificate. (a)

         10.1*    Description of Executive Bonus Plan. (a)

         10.2* Incentive Stock Option Plan, adopted May 3, 1985, as amended. (a)

         10.3*    Amended and Restated Stock Option Plan, adopted August 29,
                   1988, as amended. (a)

         10.4 Stock Option Agreement, dated December 27, 1991, between the Company and Capital Southwest Corporation. (a)

         10.5 Stock Option Agreement, dated December 27, 1991, between the Company and NCNB Texas Venture Group, Inc. (a)

         10.6 Stock Option Agreement, dated December 27, 1991, between the Company and South Texas Small Business Investment Co. (a)

         10.7*    401(k) Profit Sharing Plan, effective March 1, 1992. (a)

         10.8* Employment Agreement, dated August 20, 1992, between the Company and Herbert T. Hensley. (a)

         10.9* Employment Agreement, dated August 20, 1992, between the Company and Leven E. Staples. (a)

         10.10* Employment Agreement, dated April 25, 1995, between the Company and W.B. Barker. (d)

         10.12 Stockholders Agreement, dated December 27, 1991, between Herbert T. Hensley, Leven E. Staples, Capital Southwest Corporation, NCNB Texas Venture Group, Inc., South Texas Small Business Investment Co., and the Company. (a)

         10.13 Purchase Agreement, dated December 27, 1991, between Capital Southwest Corporation, NCNB Texas Venture Group, Inc., South Texas Small Business Investment Co., Charles D. Becker and the Company. (a)

         10.14 Purchase Agreement for Series B Convertible Preferred Stock, dated December 27, 1991, between Capital Southwest Venture Corporation, Capital Southwest Corporation, NCNB Texas Venture Group, Inc., South Texas Small Business Investment Co., and the Company. (a)

         10.15 Master Agreement for Hardware Support Services between the Company and Data General Corporation. (a)

         10.16 Form of Indemnification Agreement between the Company and each director. (b)

         10.17 Asset Purchase Agreement, dated April 30, 1993, between the Company, OmniTel Acquisition, Inc., and OmniTel, Inc. (b)

         10.18*   Employee Stock Purchase Plan adopted in December 1993. (c)

         10.19* Amended and Restated Employee Stock Purchase Plan adopted in February 1996 (pending shareholder approval). (e)

         10.20*   1994 Stock Option Plan. (d)

         10.21*   1995 Stock Option Plan. (e)

         10.22 Lease Agreement between the Company and Lee Partners, Ltd., dated June 20,1995. (d)

         10.23 First through fifth amendments to Lease Agreement between the Company and LeePartners, Ltd. (e)

         23.1     Consent of KPMG Peat Marwick LLP (e)

         24 Powers of Attorney to sign amendments to this report. Reference is made to the signature page of this report.

  -------------------

(a) Filed as an exhibit to Form S-1 Registration Statement No. 33-51170, effective October 7, 1992

(b) Filed as an exhibit to Form 10-K Annual Report for fiscal year ended June 30, 1993.

(c) Filed as an exhibit to Form S-8 Registration Statement, No. 33-75800, effective February 25, 1994.

(d) Filed as an exhibit to Form 10-K Annual Report for fiscal year ended June 30, 1995.

(e) Filed herewith.

*   Management contract or compensatory plan, contract or arrangement

         (b) Reports on Form 8-K
         -----------------------
    No reports on Form 8-K were filed during the last quarter of the period covered by this report

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                               DATA RACE, INC.


                               By:  /s/ W.B. BARKER
                                    -------------------------------
                                    W.B. Barker, President and Chief Executive
                                      Officer

                               Date:  October 15, 1996

     Each person whose signature appears below authorizes W.B. Barker and Gregory T. Skalla, or either of them, each of whom may action without joinder of the other, to execute in the name of each such person who is then an officer or director of the Registrant and to file any amendments to this annual report on Form 10-K necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such report as such attorney-in-fact may deem appropriate.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                    Title                              Date


/s/ HERBERT T. HENSLEY       Chairman of the Board of           October 6, 1996
---------------------------  Directors
  Herbert T. Hensley

/s/ W.B. BARKER              President, Chief Executive         October 15, 1996
---------------------------  Officer and Director (Principal
  W.B. Barker                Executive Officer)


/s/ GREGORY T. SKALLA        Vice President, Chief Financial    October 15, 1996
---------------------------  Officer, Treasurer and Secretary
  Gregory T. Skalla          (Principal Financial and Accounting
                             Officer)

/s/ JEFFREY P. BLANCHARD     Director                           October 9, 1996
---------------------------
  Jeffrey P. Blanchard

/s/ GEORGE GRUMBLES          Director                           October 10, 1996
---------------------------
  George Grumbles

/s/ MARCELO A. GUMUCIO       Director                           October 8, 1996
---------------------------
  Marcelo A. Gumucio

/s/ MATTHEW A. KENNY         Director                           October 9, 1996
---------------------------
  Matthew A. Kenny