Form 10-Q
period 1996-09-30
DATA RACE INC
filed 1996-11-14
CIK 890924

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q
                               QUARTERLY REPORT
    Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended                                     Commission File Number
 September 30, 1996                                               0-20706


                                DATA RACE, INC.
             (Exact name of registrant as specified in its charter)


          Texas                                           74-2272363
(State of Incorporation)                     (I.R.S.Employer Identification No.)


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


On November 7, 1996, there were 4,803,701 outstanding shares of Common Stock, no par value.

                                DATA RACE, INC.
                              INDEX TO FORM 10-Q

                                                                       Page
                                                                      Number
                                                                      ------
PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.   Interim Financial Statements (Unaudited):

          Balance Sheets as of  September 30, 1996 and June 30, 1996..   3

          Statements of Operations for the Three Months
          Ended September 30, 1996 and 1995...........................   4

          Statements of Cash Flows for the Three Months
          Ended September 30, 1996 and 1995...........................   5

          Notes to Interim Financial Statements.......................   6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................   9


PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings............................................  12

Item 2.  Changes in Securities........................................  12

Item 3.  Defaults Upon Senior Securities..............................  12

Item 4.  Submission of Matters to a Vote of Security Holders..........  13

Item 5.  Other Information............................................  13

Item 6.  Exhibits and Reports on Form 8-K.............................  13

         SIGNATURES...................................................  14
         ----------

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  INTERIM FINANCIAL STATEMENTS
-------------------------------------


                                DATA RACE, INC.
                                BALANCE SHEETS
                                   UNAUDITED

                                                       AS OF
                                        ---------------------------------
                                          SEPT. 30, 1996    JUNE 30, 1996
                                        ----------------   --------------
ASSETS

Current Assets:
  Cash and cash equivalents.............  $    3,200,201   $    3,990,435
  Accounts receivable, net..............       2,639,504        2,034,874
  Inventory.............................       2,664,288        4,111,209
  Prepaid expenses and deposits.........          26,660           46,906
                                          --------------   --------------
    Total current assets................       8,530,653       10,183,424

Property and equipment, net.............       2,022,073        2,198,954
Other assets, net.......................         112,392          112,392
    Total assets........................  $   10,665,118   $   12,494,770
                                          ==============   ==============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable......................  $    2,070,408   $    2,400,507
  Accrued expenses......................       1,655,271        1,652,641
  Other taxes payable...................         166,156          166,156
  Other current liabilities.............         306,361          319,923
                                          --------------   --------------
    Total current liabilities...........       4,198,196        4,539,227

Commitments and contingencies...........

Shareholders' equity:
  Preferred stock, 2,000,000 shares
   authorized...........................               -                -
  Common stock - no par value,
   20,000,000 shares authorized,
   4,781,827 and 4,746,192 shares
    issued and outstanding at
   Sept. 30, and June 30, 1996 ,
    respectively........................      24,272,318       24,379,642
  Retained earnings (deficit)...........     (17,805,396)     (16,424,099)
                                          --------------   --------------
    Total shareholders' equity..........       6,466,922        7,955,543
                                          --------------   --------------
     Total liabilities and
      shareholders' equity..............  $   10,665,118   $   12,494,770
                                          ==============   ==============

                 See accompanying notes to financial statements

                                DATA RACE, INC.
                            STATEMENTS OF OPERATIONS
                                   UNAUDITED

                                        THREE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------
                                              1996              1995
                                        -------------       ------------
Total revenue.........................  $   7,943,204       $  5,572,619

Cost of revenue.......................      6,515,809          4,359,862
                                        -------------       -------------

   Gross profit.......................      1,427,395          1,212,757
                                        -------------       -------------

Operating expenses:
 Engineering and product development..      1,215,520            866,224
 Sales and marketing..................        933,592            950,802
 General and administration...........        703,297            642,312
                                        -------------       -------------
   Total operating expenses...........      2,852,409          2,459,338
                                        -------------       -------------

   Operating loss.....................     (1,425,014)        (1,246,581)
                                        -------------       -------------

Other income (expense):
 Interest income......................         31,944             99,402
 Other................................         11,773                  -
                                        -------------       -------------
   Total other income.................         43,717             99,402
                                        -------------       ------------

Income (loss) before income taxes          (1,381,297)        (1,147,179)
Income tax benefit....................              -                  -
                                        -------------       ------------

   Net income (loss)..................  $  (1,381,297)      $ (1,147,179)
                                        =============       ============


   Net income (loss) per share........  $       (0.29)      $      (0.25)
                                        =============       ============

Weighted average shares outstanding...      4,754,000          4,661,000
                                        =============       ============


                 See accompanying notes to financial statements

                                DATA RACE, INC.
                            STATEMENTS OF CASH FLOWS
                                   UNAUDITED


                                          THREE MONTHS ENDED SEPTEMBER 30,
                                          --------------------------------
                                              1996               1995
                                          ------------        ------------
Cash flows from operating activities:
 Net income (loss)......................  $ (1,381,297)      $ (1,147,179)
 Adjustments to reconcile net income
  (loss) to net cash provided by (used
  in) operating activities:
   Depreciation and amortization........       219,879            446,901
   Decrease (increase) in accounts
    receivable..........................      (604,630)         5,376,944
   Decrease in inventory................     1,446,921            140,213
   Decrease (increase) in prepaid
    expenses, deposits and other assets         20,246           (795,695)
   Decrease in accounts payable.........      (330,099)        (2,251,573)
  Increase (decrease) in accrued
   expenses.............................         2,630            (62,760)
  Increase (decrease) in other current
   liabilities..........................       (13,562)               206
                                          ------------       ------------
   Net cash provided by (used in)
    operating activities................      (639,912)         1,707,057
                                          ------------       ------------
Cash flows from investing activities:
 Purchase of property and equipment.....       (74,705)          (111,654)
 Proceeds from sale of property and
  equipment.............................        31,707                  -
                                          ------------       ------------
   Net cash used in investing
    activities..........................       (42,998)          (111,654)
                                          ------------       ------------
Cash flows from financing activities:
 Stock option transactions..............      (107,324)            24,839
                                          ------------       ------------
   Net cash provided by (used in)
    financing activities................      (107,324)            24,839
                                          ------------       ------------
Net increase (decrease) in cash and
 cash equivalents.......................      (790,234)         1,620,242

Cash and cash equivalents at beginning
 of period..............................     3,990,435          6,092,382
                                          ------------       ------------
Cash and cash equivalents at end of
 period.................................  $  3,200,201       $  7,712,624
                                          ============       ============

                See accompanying notes to financial statements

                                DATA RACE, INC.
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                   UNAUDITED


1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------

DESCRIPTION OF BUSINESS

DATA RACE, Inc. ("DATA RACE" or the "Company") designs, manufactures, and markets a line of communication products that meet the need for "Remote Access to the Corporate Environment." These products include modems for notebook computers that support data and fax connections, as well as voice connections through speakerphone and answering machine functions, sold primarily to manufacturers of notebook computers. Also included is a line of network multiplexers which carry terminal, LAN, voice, and fax traffic between a company's branch and headquarters offices, over a broad range of wide area communications speeds and services. These networking products are sold through distributors, resellers, and systems integrators throughout the world. The Company is also developing a line of products for the telecommuter market that employ the Company's modem and multiplexer technologies to allow the telecommuter access to the corporate LAN, intranet, voice, and fax services. The products will provide the telecommuter with much of the functionality of three dedicated phone lines - one each for voice, fax and data transmission - over a single standard telephone connection.

BASIS OF PRESENTATION

The unaudited interim financial statements reflect all adjustments (consisting of normal recurring accruals) that in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the June 30, 1996 Annual Report on Form 10-K. The balance sheet data as of June 30, 1996 included herein has been derived from such audited financial statements. Interim period results are not necessarily indicative of the results to be expected for any future periods or the full year.

Earnings (loss) per share are computed using the weighted average number of common and common equivalent shares (when dilutive) outstanding during each period. Common equivalent shares include stock options and warrants.

2)  INVENTORY
-------------

Inventory is valued at the lower of standard cost (approximates first-in, first-out) or market (net realizable value). Inventory consists of the following:

                                    September 30,   June 30,
                                        1996          1996
                                   --------------  ------------
                Finished goods     $    216,577    $    366,824
                Work in process       1,769,626       2,778,064
                Raw materials           678,085         966,321
                                   ------------    ------------
                Total inventory    $  2,664,288    $  4,111,209
                                   ============    ============

3)  LITIGATION
--------------

On November 28, 1995, Guy and Carolyn Caspary and Tarik Hussain filed a class action shareholder lawsuit against the Company and certain of its officers -- Herbert T. Hensley, Chairman of the Board, W. B. Barker, President and Chief Executive Officer, Gregory T. Skalla, Vice President-Finance and Chief Financial Officer, and Leven E. Staples, former Vice President and Chief Technical Officer. The lawsuit was filed in the United States District Court in San Antonio, Texas. The plaintiffs allege that the defendants violated certain provisions of the federal securities laws, including Rule 10b-5 under the Securities Exchange Act of 1934. The plaintiffs claim that during a class period of January 26, 1995 through October 13, 1995, the Company issued misleading and incomplete information to the investing public for the purpose of raising the price of the Company's stock, thereby permitting some of the defendants to profit from this rise by selling their stock at artificially inflated prices. The plaintiffs claim that public statements made during the class period touting the growth of the Company's backlog were misleading because the Company did not also disclose that orders included in its backlog were subject to cancellation and that revenues were likely to be short lived due to the limited duration of shipments under the contract. On December 15, 1995, a lawsuit was filed with identical allegations by Sylvio L. Marcoccia, on behalf of himself and all others similarly situated. On February 23, 1996, the Caspary and Marcoccia cases were consolidated, and the case is now styled In re Data
                                                                  ----------
Race, Inc. Securities Litigation.
--------------------------------

The defendants answered the lawsuit denying any liability to the plaintiffs and filed a counterclaim (which was subsequently dismissed) for abuse of process and conspiracy to abuse process. The parties unsuccessfully attempted to mediate the case in August 1996. Class certification was granted in October 1996.
Discovery is in progress. The Company believes that the case is absolutely without merit and is vigorously defending against the claims made in the lawsuit. Although the Company does not believe it probable that the resolution of the matter will have a material adverse effect on the Company's financial condition or results of operation, the Company is unable to predict the costs to be incurred to resolve the lawsuit. The Company is required under certain circumstances to indemnify the named officers against losses incurred as a result of lawsuits against the named officers.

4)  LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------

During the first three months of fiscal 1997, the Company financed its operations by drawing on available cash and cash equivalents. At September 30, 1996, the Company had $3.2 million in cash and cash equivalents. During the first quarter of fiscal 1997 there were no significant cash inflows from investing or financing activities. Expenditures for capital equipment were $74,705. As of September 30, 1996, the Company had no short-term credit facility.

During the fourth quarter of fiscal 1996, and continuing in the first quarter of fiscal 1997, the Company took other steps to reduce expenses and the resulting drain on cash. However, operating losses continue to have negative impact on the Company's cash balance. As long as shipments of custom modem products to OEMs dominate the Company's revenue, the Company expects to continue to have fluctuations in reported revenue and resulting swings between profit and loss.

The Company believes it has access to adequate funds to meet its current operating obligations. However, the ability to make future capital expenditures and fund the development and launch of new products, including the new telecommuter line, are dependent on existing cash and some or all of the following: the ability to successfully negotiate a credit facility with a financial institution, the ability to secure an equity investment, favorable settlement of the shareholder lawsuit, and the return to profitable operations of the Company. There can be no assurance that these factors affecting cash will be resolved in a manner favorable to the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS

Total revenue in the first quarter of fiscal 1996 increased by 43% from the comparable quarter of the prior year, primarily as a result of shipments of custom modems under contracts with NEC Technologies, Inc. and Texas Instruments. The increased sales of custom modems to notebook computer manufacturers more than offset a decline in sales of multi-media multiplexers. These custom modem sales consumed most of the reported backlog at June 30, 1996. The market for the Company's custom modems continues to be characterized by an increasing level of volatility. While the typical market life of a notebook computer is now six months or less, the level of volatility within that period has increased. Under existing contracts, a disproportionate quantity of the units have been shipped in the first months of production. As a result, much of the revenue previously planned for the second quarter was recognized during the first quarter.

Gross profit margin was 18% for the quarter ended September 30, 1996, down from 22% for the quarter ended September 30, 1995. The decrease was primarily due to the lower gross margins in the OEM modem business, which represented an increased proportion of revenue in the first quarter of fiscal 1997.

Engineering and product development expenses increased 40% to $1,216,000 from $866,000 in the comparable quarter of the prior year, primarily due to increased development costs associated with the new telecommuter product line.

Sales and marketing expenses decreased 2% during the first quarter of fiscal 1997 to $934,000 from $951,000 during the comparable quarter of the prior year.

General and administrative expenses increased 9% to $703,000 during the first quarter of fiscal 1997 from $642,000 during the comparable quarter of the prior year, primarily due to a compensation accrual; excluding this accrual, general and administrative expenses would have been 14% below the comparable period in the previous year.

The Company recently released the MACH BRouter(TM) Bridge/Router feature module for its MACH DS plus(TM) line of multi-media multiplexers. With the MACH BRouter, companies extending Ethernet local area networks to multiple sites over wide area networks are able to seamlessly combine routed LAN traffic with voice, fax, terminal server and other data traffic over the same digital link. This feature module is also packaged into the new NetEscort(TM) multiplexer line designed for companies needing routing capabilities integrated with voice and fax over a single link to smaller branch offices.

In preparation for the introduction of its new Personal Multiplexer product line, over the past year the Company has worked with a small number of Fortune 100-class User Partners to help define the product requirements and evaluate the product's capabilities. In June, concept demonstration equipment was delivered to one of these User Partners. During the second fiscal quarter, the Company intends to deliver beta test equipment to a small number of potential customers. If this program continues according to plan, the Company believes it could begin to realize revenue from these products as early as the middle of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of fiscal 1997, the Company financed its operations by drawing on available cash and cash equivalents. At September 30, 1996, the Company had $3.2 million in cash and cash equivalents. During the first quarter of fiscal 1997 there were no significant cash inflows from investing or financing activities. Expenditures for capital equipment were $74,705. As of September 30, 1996, the Company had no short-term credit facility.

During the fourth quarter of fiscal 1996, and continuing in the first quarter of fiscal 1997, the Company took other steps to reduce expenses and the resulting drain on cash. However, operating losses continue to have negative impact on the Company's cash balance. As long as shipments of custom modem products to OEMs dominate the Company's revenue, the Company expects to continue to have fluctuations in reported revenue and resulting swings between profit and loss.

The Company believes it has access to adequate funds to meet its current operating obligations. However, the ability to make future capital expenditures and fund the development and launch of new products, including the new telecommuter line, are dependent on existing cash and some or all of the following: the ability to successfully negotiate a credit facility with a financial institution, the ability to secure an equity investment, favorable settlement of the shareholder lawsuit, and the return to profitable operations of the Company. There can be no assurance that these factors affecting cash will be resolved in a manner favorable to the Company.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Except for the historical information, this report contains various "forward-looking statements" which represent the Company's expectations or beliefs concerning future events, including the Company's ability to develop and release its telecommuter products on a timely basis and the timing of revenue from such products. The Company cautions that these forward-looking statements involve a number of risks and uncertainties and are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include changing market trends and market needs; new or increased competition from companies with greater resources than the Company; inability to resolve technical issues or overcome other development obstacles; lack of adequate capital or inability to raise additional capital; and certain other factors set forth in the Company's SEC filings, including the Form 10-K for fiscal 1996.

The Company's failure to succeed in its efforts could have a material adverse effect on the Company's financial condition and operations.

                          PART II - OTHER INFORMATION

                                DATA RACE, INC.

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

On November 28, 1995, Guy and Carolyn Caspary and Tarik Hussain filed a class action shareholder lawsuit against the Company and certain of its officers -- Herbert T. Hensley, Chairman of the Board, W. B. Barker, President and Chief Executive Officer, Gregory T. Skalla, Vice President-Finance and Chief Financial Officer, and Leven E. Staples, former Vice President and Chief Technical Officer. The lawsuit was filed in the United States District Court in San Antonio, Texas. The plaintiffs allege that the defendants violated certain provisions of the federal securities laws, including Rule 10b-5 under the Securities Exchange Act of 1934. The plaintiffs claim that during a class period of January 26, 1995 through October 13, 1995, the Company issued misleading and incomplete information to the investing public for the purpose of raising the price of the Company's Stock, thereby permitting some of the defendants to profit from this rise by selling their stock at artificially inflated prices. The plaintiffs claim that public statements made during the class period touting the growth of the Company's backlog were misleading because the Company did not also disclose that orders included in its backlog were subject to cancellation and that revenues were likely to be short lived due to the limited duration of shipments under the contract. On December 15, 1995, a lawsuit was filed with identical allegations by Sylvio L. Marcoccia, on behalf of himself and all others similarly situated. On February 23, 1996, the Caspary and Marcoccia cases were consolidated, and the case is now styled In re Data
                                                                  ----------
Race, Inc. Securities Litigation.
--------------------------------

The defendants answered the lawsuit denying any liability to the plaintiffs and filed a counterclaim (which was subsequently dismissed) for abuse of process and conspiracy to abuse process. The parties unsuccessfully attempted to mediate the case in August 1996. Class certification was granted in October 1996.
Discovery is in progress. The Company believes that the case is absolutely without merit and is vigorously defending against the claims made in the lawsuit. Although the Company does not believe it probable that the resolution of the matter will have a material adverse effect on the Company's financial condition or results of operation, the Company is unable to predict the costs to be incurred to resolve the lawsuit. The Company is required under certain circumstances to indemnify the named officers against losses incurred as a result of lawsuits against the named officers.


ITEM 2.  CHANGES IN SECURITIES
------------------------------
     NONE.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
     NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
     NONE.


ITEM 5.  OTHER INFORMATION
--------------------------
     NONE.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
     (A)  NO EXHIBITS ARE REQUIRED.

     (B)  NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER.

                                DATA RACE, INC.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            DATA RACE, INC.

                            BY:  /s/ GREGORY T. SKALLA
                               -------------------------------------------------
                               Gregory T. Skalla, Vice President, Finance
                               Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

                            Date:  November 13, 1996