Form 10-Q
period 1996-12-31
DATA RACE INC
filed 1997-02-12
CIK 890924

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q
                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended                                     Commission File Number
  December 31, 1996                                               0-20706



                                DATA RACE, Inc.
             (Exact name of registrant as specified in its charter)


         Texas                                           74-2272363
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


On February 5, 1997, there were 4,922,344 outstanding shares of Common Stock, no par value.

                                DATA RACE, Inc.
                               INDEX TO FORM 10-Q

                                                                       Page
                                                                       Number
                                                                       ------
PART I. FINANCIAL INFORMATION
------------------------------

Item 1.  Interim Financial Statements (Unaudited):

         Balance Sheets as of  December 31, 1996 and June 30, 1996......   3

         Statements of Operations for the Three Months and Six Months
         Ended December 31, 1996 and 1995...............................   4

         Statements of Cash Flows for the Six Months
         Ended December 31, 1996 and 1995...............................   5

         Notes to Interim Financial Statements..........................   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................   9


PART II. OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings..............................................  12

Item 2.  Changes in Securities..........................................  12

Item 3.  Defaults Upon Senior Securities................................  12

Item 4.  Submission of Matters to a Vote of Security Holders............  12

Item 5.  Other Information..............................................  13

Item 6.  Exhibits and Reports on Form 8-K...............................  14


SIGNATURES..............................................................  16
----------

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  INTERIM FINANCIAL STATEMENTS
-------------------------------------


                                DATA RACE, Inc.
                                 BALANCE SHEETS
                                   UNAUDITED


                                                                                                     As of
                                                                                      ---------------------------------
                                                                                         Dec. 31, 1996    June 30, 1996
                                                                                      -----------------  --------------
ASSETS

Current assets:
          Cash and cash equivalents................................................     $    2,727,216   $    3,990,435
          Accounts receivable, net.................................................          2,009,441        2,034,874
          Inventory................................................................          1,487,762        4,111,209
          Prepaid expenses and deposits............................................             22,889           46,906
                                                                                      -----------------  --------------
           Total current assets....................................................          6,247,308       10,183,424

Property and equipment, net........................................................          2,034,135        2,198,954
Other assets, net..................................................................             41,246          112,392
                                                                                      -----------------  --------------
           Total assets............................................................     $    8,322,689   $   12,494,770
                                                                                      -----------------  --------------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
          Accounts payable.........................................................     $    1,094,444   $    2,400,507
          Accrued expenses.........................................................          1,588,894        1,652,641
          Other taxes payable......................................................                  -          166,156
          Other current liabilities................................................            177,501          319,923
                                                                                      -----------------  --------------
           Total current liabilities...............................................          2,860,839        4,539,227

Commitments and contingencies......................................................

Shareholders' equity:
          Preferred stock, 2,000,000 shares authorized.............................                  -                -
          Common stock - no par value, 20,000,000 shares authorized,
          4,828,162 and 4,746,192 shares issued and outstanding at
          December 31, and June 30, 1996, respectively.............................         24,588,389       24,379,642
          Retained earnings (deficit)..............................................        (19,126,539)     (16,424,099)
                                                                                      -----------------  --------------
           Total shareholders' equity..............................................          5,461,850        7,955,543
                                                                                      -----------------  --------------
            Total liabilities and shareholders' equity.............................     $    8,322,689   $   12,494,770
                                                                                      -----------------  --------------


                 See accompanying notes to financial statements

                                DATA RACE, Inc.
                            STATEMENTS OF OPERATIONS
                                   UNAUDITED


                                             Three Months Ended Dec. 31,     Six  Months Ended Dec. 31,
                                          ------------------------------   ----------------------------
                                                1996            1995            1996            1995
                                          -------------   --------------   ------------    ------------

Total revenue..........................    $  4,425,040    $  6,579,615    $ 12,368,244    $ 12,152,234

Cost of revenue........................       3,173,650       4,864,650       9,689,459       9,224,512
                                          -------------    ------------    ------------    ------------

  Gross profit.........................       1,251,390       1,714,965       2,678,785       2,927,722
                                          -------------    ------------    ------------    ------------


Operating expenses:
 Engineering and product development...       1,209,885       1,259,619       2,425,405       2,125,843
 Sales and marketing...................         743,974         932,584       1,677,566       1,883,386
 General and administration............         646,400         686,575       1,349,697       1,328,886
                                          -------------    ------------    ------------    ------------
  Total operating expenses.............       2,600,259       2,878,778       5,452,668       5,338,115
                                          -------------    ------------    ------------    ------------
  Operating loss.......................      (1,348,869)     (1,163,813)     (2,773,883)     (2,410,393)
                                          -------------    ------------    ------------    ------------


Other income (expense):
 Interest income.......................          24,308          79,918          56,252         179,319
 Other.................................           3,418               -          15,191               -
                                          -------------    ------------    -------------   ------------
  Total other income...................          27,726          79,918          71,443         179,319
                                          -------------    ------------    -------------   ------------

Income (loss) before income taxes......      (1,321,143)     (1,083,895)     (2,702,440)     (2,231,074)
Income tax benefit.....................               -               -               -               -
                                          -------------    ------------    -------------   ------------

  Net income (loss)....................    $ (1,321,143)   $ (1,083,895)   $ (2,702,440)   $ (2,231,074)
                                          -------------    ------------    -------------   ------------

  Net income (loss) per share..........    $      (0.27)   $      (0.23)   $      (0.57)   $      (0.48)
                                          -------------    ------------    -------------   ------------

Weighted average shares outstanding....       4,806,000       4,671,000       4,780,000       4,666,000
                                          -------------  --------------     ------------   ------------

                 See accompanying notes to financial statements

                                DATA RACE, Inc.
                            STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                                      Six Months Ended Dec. 31,
                                                                                   ------------------------------
                                                                                        1996             1995
                                                                                   --------------   -------------
Cash flows from operating activities:
 Net loss......................................................................    $  (2,702,440)   $ (2,231,074)
 Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
  Depreciation and amortization................................................          351,691         849,916
  Decrease in accounts receivable..............................................           25,433       3,064,411
  Decrease in inventory........................................................        2,623,447       2,560,899
  Decrease (increase) in prepaid expenses, deposits and
   other assets................................................................           95,163      (1,193,586)
  Decrease in accounts payable.................................................       (1,306,063)     (1,506,878)
  Increase (decrease) in accrued expenses......................................          (63,747)        555,468
  Increase (decrease) in other current liabilities.............................         (308,578)          1,349
                                                                                   --------------   -------------
   Net cash provided by (used in) operating activities.........................       (1,285,094)      2,100,505
                                                                                   --------------   -------------
Cash flows from investing activities:
  Purchase of property and equipment...........................................         (220,910)       (325,374)
  Proceeds from sale of property and equipment.................................           34,038               -
  Expenditures for capitalized software........................................                -         (20,000)
                                                                                   --------------   -------------
   Net cash used in investing activities.......................................         (186,872)       (345,374)
                                                                                   --------------   -------------
Cash flows from financing activities:
  Stock option transactions....................................................          208,747          76,549
                                                                                   --------------   -------------
   Net cash provided by financing activities...................................          208,747          76,549
                                                                                   --------------   -------------

Net increase (decrease) in cash and cash equivalents...........................       (1,263,219)      1,831,680

Cash and cash equivalents at beginning of period...............................        3,990,435       6,092,382
                                                                                   --------------   -------------

Cash and cash equivalents at end of period.....................................    $   2,727,216    $  7,924,062
                                                                                   --------------   -------------


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

Basis of Presentation

The unaudited interim financial statements reflect all adjustments (consisting of normal recurring accruals) that in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996. The balance sheet data as of June 30, 1996 included herein has been derived from such audited financial statements. Interim period results are not necessarily indicative of the results to be expected for any future periods or the full year.

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

2)  Inventory
-------------

Inventory is valued at the lower of standard cost (approximates first-in, first-out) or market (net realizable value). Inventory consists of the following:

                                        December 31,     June 30,
                                            1996           1996
                                    ------------------ -------------
    Finished goods                  $         476,257  $    366,824
    Work in process                           787,490     2,778,064
    Raw materials                             224,015       966,321
                                    ------------------ -------------
    Total inventory                 $       1,487,762  $  4,111,209
                                    ================== =============

3)  Line of Credit
------------------

In December 1996, the Company obtained a $1,500,000 revolving line of credit from a financial institution. The line of credit has a term of one year and an interest rate of prime plus 1%. The line of credit is secured by a first lien on the Company's assets. The Company is restricted from drawing on the line of credit until the Company obtains the lender's consent to the limited redemption rights of the convertible preferred stock. See note 5 for discussion of convertible preferred stock.


4)  Litigation
--------------

On November 28, 1995, Guy and Carolyn Caspary and Tarik Hussain filed a class action shareholder lawsuit against the Company and certain of its officers - Herbert T. Hensley, former Chairman of the Board, W. B. Barker, President and Chief Executive Officer, Gregory T. Skalla, Vice President-Finance and Chief Financial Officer, and Leven E. Staples, former Vice President and Chief Technical Officer. The lawsuit was filed in the United States District Court in San Antonio, Texas. The plaintiffs allege that the defendants violated certain provisions of the federal securities laws, including Rule 10b-5 under the Securities Exchange Act of 1934. The plaintiffs claim that during a class period of January 26, 1995 through October 13, 1995, the Company issued misleading and incomplete information to the investing public for the purpose of raising the price of the Company's stock, thereby permitting some of the defendants to profit from this rise by selling their stock at artificially inflated prices. The plaintiffs claim that public statements made during the class period touting the growth of the Company's backlog were misleading because the Company did not also disclose that orders included in its backlog were subject to cancellation and that revenues were likely to be short lived due to the limited duration of shipments under the contract. On December 15, 1995, a lawsuit was filed with identical allegations by Sylvio L. Marcoccia, on behalf of himself and all others similarly situated. On February 23, 1996, the Caspary and Marcoccia cases were consolidated, and the case is now styled In re Data Race, Inc. Securities
                                              --------------------------------
Litigation.
----------

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

There were no material developments in the shareholder lawsuit in the quarter ended December 31, 1996.


5) Subsequent Events
--------------------

Subsequent to December 31, 1996, the Company received $5,000,000 from the issuance of convertible preferred stock and related warrants to purchase 45,800 shares of common stock at an exercise price of $16 3/8. At such time, the investors agreed to purchase an additional $2,500,000 of convertible preferred stock and warrants by October 31, 1997, subject to the Company's satisfaction of certain conditions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Results of Operations

Total revenue in the second quarter of fiscal 1997 decreased 33% to $4,425,000 from $6,580,000 in the comparable quarter of the prior year, primarily due to the inclusion in the prior-year's quarterly results of cancellation fees from a custom modem contract with IBM. Revenue also decreased by 44% from $7,943,000 in the first quarter of fiscal year 1997 primarily due to decreased custom modem shipments to NEC Technologies, Inc. (NEC) and Texas Instruments (TI) as these custom modems approach the end of their anticipated market lives.

The Company's contract with NEC has been extended to cover a new custom modem for another notebook computer model. In addition, the Company has a contract to supply custom modems for another manufacturer's unannounced notebook computer. However, shipments under these custom modem contracts are not expected to reach the levels of recent shipments to NEC and TI.

Gross profit margins were 28% for the quarter ended December 31, 1996, up from 26% for the quarter ended December 31, 1995. The increase was primarily due to the higher gross margins in the network multiplexer business, which represented an increased proportion of the revenue in the second quarter of fiscal 1997.

Engineering and product development expenses decreased 4% to $1,210,000 from $1,260,000 in the comparable quarter of the prior year. Year-to-date engineering and product development expenses increased 14% to $2,425,000 from $2,126,000 for the comparable six-month period of the prior year, due primarily to increased development expenses for a new telecommuter line, which were partially offset by reduction in network multiplexer development expenses.

Sales and marketing expenses decreased 20% during the second quarter of fiscal 1997 to $744,000 from $933,000 during the comparable quarter of the prior year. Year-to-date sales and marketing expenses also decreased 11% to $1,678,000 from $1,883,000 for the comparable six-month period of the prior year. These decreases were primarily due to reductions in network multiplexer sales and marketing expense, partially offset by increased sales and marketing expenses for a new telecommuter line.

General and administrative expenses decreased 6% to $646,000 during the second quarter of fiscal 1997 from $687,000 during the comparable quarter of the prior year. Year-to-date general and administrative expenses were essentially unchanged from the comparable six-month period of the prior year.

The Company has made significant progress preparing for the launch of the new telecommuter product line. During the last several months the Company has strengthened its development, sales, and marketing staff. Although the Company is several weeks behind its planned schedule, the Company has been delivering trial systems to potential customers and the product is working reliably. The product will be available for shipment immediately after it is formally launched February 10 through 12 at Demo '97, the leading computer industry conference focused exclusively on emerging technologies. The Company plans to develop further enhancements to the product's feature set and voice quality. The Company has yet to receive orders or recognize revenue from the new telecommuter product line, although it is optimistic that some of the trials can be converted to sales.

As is always the case with new product development efforts, there are numerous risks associated with the development and launch of the Company's telecommuter product line. In particular, market acceptance of the product concept, alternative product offerings by others, and the Company's inability to deliver product performance, including voice quality, sufficient to meet customers' requirements, all could affect the timing and levels of revenue and profit from the telecommuter products.


Liquidity and Capital Resources

During the first six months of fiscal 1997, the Company financed its operations by drawing on available cash and cash equivalents. At December 31, 1996, the Company had $2,727,000 in cash and cash equivalents. During the second quarter of fiscal 1997 there were no significant cash inflows from investing or financing activities. Expenditures for capital equipment for the first six months of fiscal 1997 were $221,000.

In December 1996, the Company obtained a $1,500,000 revolving line of credit from a financial institution. The line of credit has a term of one year and an interest rate of prime plus 1%. The line of credit is secured by a first lien on the Company's assets. The Company is prohibited from taking certain actions, including paying dividends, without the lender's consent. In addition, the Company is restricted from drawing on the line of credit until the Company obtains the lender's consent to the limited redemption rights of the convertible preferred stock.

In January 1997, the Company received $5,000,000 from the issuance of convertible preferred stock and related warrants to purchase 45,800 shares of common stock at an exercise price of $16 3/8. At such time, the investors agreed to purchase an additional $2,500,000 of convertible preferred stock and warrants by October 31, 1997, subject to the Company's satisfaction of certain conditions. The convertible preferred stock is redeemable under certain circumstances. See Item 5 for a more complete description of the terms of the transaction.

During the fourth quarter of fiscal 1996, and continuing in the first and second quarters of fiscal 1997, the Company took steps to reduce expenses and the resulting drain on cash. However, operating losses continue to have a negative impact on the Company's cash balance. As long as shipments of custom modem products to OEMs dominate the

Company's revenue, the Company expects to continue to have fluctuations in reported revenue and resulting swings between profit and loss from the custom modem products. In addition, as long as the Company continues to spend significant resources on the new product line in advance of proportional revenue, these expenditures will be a continuing drain on the Company's ability to generate a profit.

The Company believes it has access to adequate funds to meet its current operating obligations. However, the ability to make future capital expenditures and fund the development and launch of new products, including the new telecommuter line, are dependent on existing cash and some or all of the following: demands on cash to support inventory for the custom modem business, demands on cash arising from the redemption (if required) of the convertible preferred stock, favorable settlement of the shareholder lawsuit, and the Company's return to profitability. There can be no assurance that these factors affecting cash will be resolved in a manner favorable to the Company.


Disclosure Regarding Forward Looking Statements

Except for the historical information, this report contains various "forward-looking statements" which represent the Company's expectations or beliefs concerning future events, including the market lives of notebook computers and the timing and levels of revenue from custom modem contracts, the Company's ability to further develop its telecommuter products on a timely basis, customer acceptance of such products, and the timing and levels of revenue and profit from such products. The Company cautions that these forward-looking statements involve a number of risks and uncertainties and are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include changing market trends and market needs; uncertainty regarding the breadth of market acceptance of the telecommuter products' performance; inability to resolve technical issues or overcome other development obstacles with the telecommuter products; insufficient capital; rapid or unexpected technological changes; new or increased competition from companies with greater resources than the Company; and certain other factors set forth in the Company's prior SEC filings, including the Form 10-K for fiscal 1996. The Company's failure to succeed in its efforts, including the successful release of its telecommuter products, could have a material adverse effect on the Company's financial condition and operations.

                          PART II - OTHER INFORMATION

                                DATA RACE, Inc.

ITEM 1.  LEGAL PROCEEDINGS
---------------------------

Reference is made to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, for information regarding a shareholder lawsuit against the Company. There were no material developments in the shareholder lawsuit during the quarter ended December 31, 1996.


ITEM 2.  CHANGES IN SECURITIES
------------------------------

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

An annual meeting of shareholders of the Company was held on December 6, 1996. Dr. W. B. Barker, Jeffery P. Blanchard, Matthew A. Kenny, George R. Grumbles, and Marcelo A. Gumucio were elected as directors of the Company, each to hold office until the next annual meeting of shareholders or until his successor has been elected and qualified, subject to earlier resignation and removal. Additionally, the shareholders approved the amendments to the DATA RACE, Inc. Employee Stock Purchase Plan and ratified the appointment of KPMG Peat Marwick LLP as independent accountants for the 1997 fiscal year.

The results of the voting at the annual meeting of the shareholders were as follows:


                                 Proposal No. 1
                            (Election of Directors)

Nominee                          For            Withheld            Non- Votes
-------                          ---            --------            ----------
Dr. W. B. Barker              4,082,386          39,448                 -
Jeffery P. Blanchard          4,077,696          44,138                 -
Matthew A. Kenny              4,077,616          44,218                 -
George R. Grumbles            4,084,116          37,718                 -
Marcelo A. Gumucio            4,082,316          39,518                 -


                                 Proposal No. 2
          (Approval of amendments to the Employee Stock Purchase Plan)

      For                 Against              Abstain              Non-Votes
      ---                 -------              -------              ---------
   3,843,658              162,046              21,380                94,750


                                 Proposal No. 3
       (Ratification of KPMG Peat Marwick LLP as independent accountants)

      For                 Against              Abstain              Non-Votes
      ---                 -------              -------              ---------
   4,104,917              10,765                6,152                   -



ITEM 5.  OTHER INFORMATION
--------------------------

On January 10, 1997, the Company completed the first closing of a private placement of its 1997 Series A Convertible Preferred Stock ("Preferred Stock") and Stock Purchase Warrants ("Warrants") with Credit Suisse First Boston Corporation, Capital Ventures International and Zanett Lombardier, Ltd. (the "Investors"), at an aggregate price of $5,000,000. At such time, the Investors agreed to purchase at a second closing, on or before October 31, 1997, additional shares of Preferred Stock and Warrants at an aggregate price of $2,500,000, subject to reduction to the extent that the total number of shares of Common Stock underlying the Preferred Stock and Warrants issued at the first closing and issuable at the second closing exceeds 15% of the outstanding shares of Common Stock on January 10, 1997 (i.e., 724,219 shares). The second closing is subject to certain conditions, including the collection by the Company of at least $2 million by October 15, 1997, on account of revenues from its telecommuter products. The Company intends to use the proceeds from the sale of the Preferred Stock and Warrants for the development and launch of new products, including the Company's telecommuter products, and for working capital.

The Preferred Stock bears no dividends, is non-voting except in limited circumstances, has senior rights in liquidation, and is redeemable at the option of the holders in limited circumstances upon the Company's breach of certain covenants imposed by the Preferred Stock. The Preferred Stock is convertible into Common Stock at the option of each holder beginning April 10, 1997, at a discount from the then-prevailing average market price (as defined in the Statement of Designations) of the Common Stock equal initially to 15%, increasing on July 9, 1997 to 20%, and increasing on January 5, 1998, to the lower of 25% or the average market price (as defined in the Statement of Designations) of the Common Stock on the first anniversary of the first closing. Upon conversions after the first anniversary, in certain circumstances the holders will receive a premium on the Preferred Stock converted, payable in cash or stock at the Company's option, equal to 1% per annum based on the number of days elapsed since the first closing. Any Preferred Stock outstanding on January 10, 1999, will convert automatically into Common Stock. Pursuant to regulations of the National Association of Securities Dealers, in the absence of shareholder approval, the aggregate number of shares of Common Stock issuable upon conversion of the Preferred Stock and exercise of the Warrants may not exceed 19.99% of the outstanding shares of Common Stock on January 10, 1997 (i.e., 965,925 shares); any Preferred Stock which may not be converted because of such limitation must be redeemed by the Company.

The Warrants issued at the first closing are exercisable for an aggregate of 45,800 shares of Common Stock at a price of $16 3/8 per share through the third anniversary of the date of issuance. The Warrants to be issued at the second closing are exercisable for an aggregate of 22,900 shares of Common Stock on substantially the same terms. The Warrants become exercisable in two equal installments on July 10, 1997, and October 10, 1997, but only in the same proportion which the number of shares of Preferred Stock then outstanding bears to the number of shares of Preferred Stock initially issued.

The Company agreed to file a registration statement with respect to the shares of Common Stock underlying the Preferred Stock and Warrants on or before February 28, 1997, and to use its best efforts to cause such registration statement to become effective on or before April 30, 1997.

The private placement was arranged by Zanett Securities, Inc. ("Zanett"), which received a fee equal to 6% of the aggregate gross proceeds received by the Company from the sale of the Preferred Stock and Warrants. Additionally, pursuant to a separate consulting arrangement, the Company issued Warrants to purchase 6,106 shares of Common Stock to a principal of Zanett. The Company agreed to indemnify Zanett against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the "Securities Act").

The offer and sale of the Preferred Stock and Warrants were, and, in connection with the second closing, will be, made in reliance upon Section 4(2) of the Securities Act, the non-public offering exemption from the registration requirements of the Securities Act.

Reference is made to the exhibits to this report for a more complete description of the terms of the Preferred Stock and Warrants.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits.
--------------

3.7 Statement of Designations, Preferences and Rights of 1997 Series A Convertible Preferred Stock, filed January 10, 1997.

3.8    Amendments to Bylaws of the Company.

10.24 Security and Loan Agreement, dated November 12, 1996, between the Company and Imperial Bank.

10.25 General Security Agreement, dated November 12, 1996, between the Company and Imperial Bank.

10.26 Credit Terms and Conditions, dated November 12, 1996, between the Company and Imperial Bank.

10.27 Securities Purchase Agreement, dated January 10, 1997, between the Company, Capital Ventures International, Credit Suisse First Boston Corporation, and Zanett Lombardier, Ltd.

10.28 Registration Rights Agreement, dated January 10, 1997, between the Company, Capital Ventures International, Credit Suisse First Boston Corporation, and Zanett Lombardier, Ltd.

10.29 Form of Stock Purchase Warrant issued on January 10, 1997, representing a series of warrants issued by the Company to Capital Ventures International, Credit Suisse First Boston Corporation, and Zanett Lombardier, Ltd.


(b)  Reports on Form 8-K.
-------------------------

No reports on Form 8-K were filed during the quarter.

                                DATA RACE, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    DATA RACE, INC.

                    By:   /s/ Gregory T. Skalla
                          ----------------------
                          Gregory T. Skalla, Vice President, Finance
                          Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

                    Date: February 10, 1997