Form 10-Q
period 1997-03-31
DATA RACE INC
filed 1997-05-15
CIK 890924

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q
                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended                                  Commission File Number
  March 31, 1997                                                0-20706


                                DATA RACE, INC.
             (Exact name of registrant as specified in its charter)


        Texas                                            74-2272363
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


On MAY 6, 1997, there were 5,018,888 outstanding shares of Common Stock, no par value.

                                DATA RACE, INC.
                              INDEX TO FORM 10-Q

                                                                         Page
                                                                        Number
                                                                        ------
PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements (Unaudited):

         Balance Sheets as of  March 31, 1997 and June 30, 1996..........   3

         Statements of Operations for the Three Months and Nine Months
         Ended March 31, 1997 and 1996...................................   4

         Statements of Cash Flows for the Nine Months
         Ended March 31, 1997 and 1996...................................   5

         Notes to Interim Financial Statements...........................   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................  10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................  15

Item 2.  Changes in Securities...........................................  15

Item 3.  Defaults Upon Senior Securities.................................  16

Item 4.  Submission of Matters to a Vote of Security Holders.............  16

Item 5.  Other Information...............................................  16

Item 6.  Exhibits and Reports on Form 8-K................................  16

SIGNATURES...............................................................  18

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS


                                DATA RACE, INC.
                                 BALANCE SHEETS
                                   UNAUDITED



                                                       AS OF
                                        ---------------------------------
                                          MARCH 31, 1997    JUNE 30, 1996
                                        -----------------   -------------
ASSETS

Current assets:
  Cash and cash equivalents.............  $    6,377,489   $    3,990,435
  Accounts receivable, net..............       2,062,679        2,034,874
  Inventory.............................       1,779,927        4,111,209
  Prepaid expenses and deposits.........          36,973           46,906
                                          --------------   --------------
    Total current assets................      10,257,068       10,183,424

Property and equipment, net.............       2,039,653        2,198,954
Other assets, net.......................          42,689          112,392
    Total assets........................  $   12,339,410   $   12,494,770
                                          --------------   --------------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable......................  $    1,834,820   $    2,400,507
  Accrued expenses......................       1,623,609        1,652,641
  Other taxes payable...................               -          166,156
  Other current liabilities.............         336,580          319,923
                                          --------------   --------------
    Total current liabilities...........       3,795,009        4,539,227

Commitments and contingencies...........

Shareholders' equity:
  Preferred stock, no par value,
   2,000,000 shares authorized
   5,000 shares issued and outstanding
   at March 31, 1997 and none issued at
   June 30, 1996........................       4,219,874                -
  Common stock, no par value,
   20,000,000 shares authorized,
   4,931,565 and 4,746,192 shares
    issued and outstanding at
   March 31, 1997 and June 30, 1996,
    respectively........................      24,904,957       24,379,642
  Additional Paid-In Capital............       1,882,303                -
  Retained earnings (deficit)...........     (22,462,733)     (16,424,099)
                                          --------------   --------------
    Total shareholders' equity..........       8,544,401        7,955,543
     Total liabilities and shareholders'
      equity............................  $   12,339,410   $   12,494,770
                                          --------------   --------------


                 See accompanying notes to financial statements

                                DATA RACE, INC.
                            STATEMENTS OF OPERATIONS
                                   UNAUDITED


                                           THREE MONTHS ENDED MARCH 31,    NINE MONTHS ENDED MARCH 31,
                                           ----------------------------    ----------------------------
                                                1997            1996            1997            1996
                                           ------------    ------------    ------------    ------------
Total revenue...........................   $  3,902,257    $  2,026,358    $ 16,270,501    $ 14,178,592

Cost of revenue.........................      2,712,369       1,301,696      12,401,828      10,526,208
                                           ------------    ------------    ------------    ------------

   Gross profit.........................      1,189,888         724,662       3,868,673       3,652,384
                                           ------------    ------------    ------------    ------------

Operating expenses:
 Engineering and product development....      1,197,750       1,255,088       3,623,155       3,380,931
 Sales and marketing....................      1,330,107       1,057,815       3,007,673       2,941,201
 General and administration.............        612,372         741,311       1,962,069       2,070,197
                                           ------------    ------------    ------------    ------------
   Total operating expenses.............      3,140,229       3,054,214       8,592,897       8,392,329
                                           ------------    ------------    ------------    ------------

   Operating loss.......................     (1,950,341)     (2,329,552)     (4,724,224)     (4,739,945)
                                           ------------    ------------    ------------    ------------

Other income (expense):
 Interest income........................         62,998         124,058         119,250         303,377
 Other..................................          5,514               -          20,705               -
                                           ------------    ------------    ------------    ------------
   Total other income...................         68,512         124,058         139,955         303,377
                                           ------------    ------------    ------------    ------------

Income (loss) before income taxes.......     (1,881,829)     (2,205,494)     (4,584,269)     (4,436,568)
Income tax benefit......................              -               -               -               -
                                           ------------    ------------    ------------    ------------

   Net income (loss)....................   $ (1,881,829)   $ (2,205,494)   $ (4,584,269)   $ (4,436,568)
                                           ============    ============    ============    ============
Per share data:
 Net income (loss)......................   $ (1,881,829)   $ (2,205,494)   $ (4,584,269)   $ (4,436,568)
 Effect of beneficial conversion
  feature of convertible preferred stock     (1,454,365)              -      (1,454,365)              -

 Net income (loss) applicable to common
  stock.................................   $ (3,336,194)   $ (2,205,494)   $ (6,038,634)   $ (4,436,568)
                                           ============    ============    ============    ============
  Net income (loss) per share applicable
  to common stock.......................   $      (0.68)   $      (0.47)   $      (1.25)   $      (0.95)
                                           ============    ============    ============    ============
 Weighted average common shares
  outstanding...........................      4,892,826       4,697,791       4,817,002       4,676,681
                                           ============    ============    ============    ============

                 See accompanying notes to financial statements

                                DATA RACE, INC.
                            STATEMENTS OF CASH FLOWS
                                   UNAUDITED


                                           NINE MONTHS ENDED MARCH 31,
                                          -----------------------------
                                              1997             1996
                                          -------------    ------------
Cash flows from operating activities:
 Net loss...............................  $  (4,584,269)   $ (4,436,568)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization.........        410,040       1,200,544
  Decrease (increase) in accounts
   receivable...........................        (27,805)      6,234,888
  Decrease (increase) in inventory......      2,331,282       1,897,639
  Decrease (increase) in prepaid
   expenses, deposits and
   other assets.........................         79,636        (556,546)

  Increase (decrease) in accounts
   payable..............................       (565,687)     (1,178,159)
  Increase (decrease) in accrued
   expenses.............................        (29,032)        (46,951)
  Increase (decrease) in other current
   liabilities..........................       (149,499)        321,365
                                          -------------    ------------
   Net cash provided by (used in)
    operating activities................     (2,535,334)      3,436,212
                                          -------------    ------------

Cash flows from investing activities:
 Purchase of property and equipment.....       (294,189)     (1,331,152)
 Proceeds from sale of property and
  equipment.............................         43,451               -
 Expenditures for capitalized software..              -         (20,000)
                                          -------------    ------------
   Net cash used in investing
    activities..........................       (250,738)     (1,351,152)
                                          -------------    ------------
Cash flows from financing activities:
 Net proceeds from issuance of preferred
  stock and related warrants............      4,647,811               -
 Stock option transactions..............        525,315          43,224
                                          -------------    ------------
   Net cash provided by financing
    activities..........................      5,173,126          43,224
                                          -------------    ------------

Net increase (decrease) in cash and
 cash equivalents.......................      2,387,054       2,128,284

Cash and cash equivalents at beginning
 of period..............................      3,990,435       6,092,382
                                          -------------    ------------

Cash and cash equivalents at end of
 period.................................  $   6,377,489    $  8,220,666
                                          -------------    ------------


                 See accompanying notes to financial statements

                                DATA RACE, INC.
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                   UNAUDITED

1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

DATA RACE, Inc. ("DATA RACE" or the "Company") designs, manufactures, and markets a line of communication products that meet the need for "Remote Access to the Corporate Environment." These products include the recently launched Be There! Personal Multiplexer system, a unique client/server product that enables teleworkers to access all elements of the corporate communications network.
With Be There!, teleworkers access the corporate intranet, LAN and the Internet, while sending and receiving e-mail, faxes and phone calls-simultaneously-over a single phone line. The Company also designs and manufactures advanced communications subsystems for manufacturers of notebook computers, as well as a line of network multiplexers which carry data, LAN, voice, and fax traffic between a company's branch and headquarters offices, over a broad range of wide area communications speeds and services.

BASIS OF PRESENTATION

The unaudited interim financial statements reflect all adjustments (consisting of normal recurring accruals) that in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and the Quarterly Reports on Form 10-Q for the quarters ended September 30, 1996 and December 31, 1996. The balance sheet data as of June 30, 1996 included herein has been derived from the audited financial statements in the June 30, 1996 Annual Report on Form 10-K. Interim period results are not necessarily indicative of the results to be expected for any future periods or the full year.

Earnings (loss) per share are computed using the weighted average number of common and common equivalent shares (when dilutive) outstanding during each period. Common equivalent shares include stock options and warrants. As discussed in Note 6 to the interim financial statements, Net Income applicable to Common Stock has been reduced to reflect the effect of the beneficial conversion features of the Convertible Preferred Stock and related Warrants.

2)  INVENTORY

Inventory is valued at the lower of standard cost (approximates first-in, first-out) or market (net realizable value). Inventory consists of the following:


                                       March 31, 1997  June 30, 1996
                                       --------------  -------------
                      Finished goods   $    205,679    $    366,824
                      Work in process     1,327,815       2,778,064
                      Raw materials         246,433         966,321
                      Total inventory  $  1,779,927    $  4,111,209
                                       ============    ============
3)  LINE OF CREDIT

The Company maintains a $1,500,000 revolving line of credit from a financial institution. The line of credit has a term of one year and an interest rate of prime plus 1%. The Company must meet certain covenants, including profitability covenants, to draw under the line of credit. The line of credit is secured by a first lien on the Company's assets. The Company is prohibited from taking certain actions, including paying dividends, without the lender's consent. As of March 31, 1997, the Company has not drawn on the line of credit.

4)  LITIGATION

On November 28, 1995, Guy and Carolyn Caspary and Tarik Hussain filed a class action shareholder lawsuit against the Company and certain of its officers - Herbert T. Hensley, former Chairman of the Board, W. B. Barker, President and Chief Executive Officer, Gregory T. Skalla, Vice President-Finance and Chief Financial Officer, and Leven E. Staples, former Vice President and Chief Technical Officer. The lawsuit was filed in the United States District Court in San Antonio, Texas. The plaintiffs allege that the defendants violated certain provisions of the federal securities laws, including Rule 10b-5 under the Securities Exchange Act of 1934. The plaintiffs claim that during a class period of January 26, 1995 through October 13, 1995, the Company issued misleading and incomplete information to the investing public for the purpose of raising the price of the Company's stock, thereby permitting some of the defendants to profit from this rise by selling their stock at artificially inflated prices. The plaintiffs claim that public statements made during the class period touting the growth of the Company's backlog were misleading because the Company did not also disclose that orders included in its backlog were subject to cancellation and that revenues were likely to be short lived due to the limited duration of shipments under the contract. On December 15, 1995, a lawsuit was filed with identical allegations by Sylvio L. Marcoccia, on behalf of himself and all others similarly situated. On February 23, 1996, the Caspary and Marcoccia cases were consolidated, and the case is now styled In re Data Race, Inc. Securities Litigation.

The defendants answered the lawsuit denying any liability to the plaintiffs and filed a counterclaim (which was subsequently dismissed) for abuse of process and conspiracy to abuse process. Class certification was granted in October 1996. The parties have unsuccessfully attempted to mediate the case. Discovery is in progress.

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

There were no material developments in the shareholder lawsuit during the quarter ended March 31, 1997.

5)  CONVERTIBLE PREFERRED STOCK

On January 10, 1997, the Company completed the first closing of a private placement of its 1997 Series A Convertible Preferred Stock ("Preferred Stock") and Stock Purchase Warrants ("Warrants") with Credit Suisse First Boston Corporation, Capital Ventures International and Zanett Lombardier, Ltd. (the "Investors"), at an aggregate price of $5,000,000. At such time, the Investors agreed to purchase at a second closing, on or before October 31, 1997, additional shares of Preferred Stock and Warrants at an aggregate price of $2,500,000, subject to reduction to the extent that the total number of shares of Common Stock underlying the Preferred Stock and Warrants issued at the first closing and issuable at the second closing exceeds 15% of the outstanding shares of Common Stock on January 10, 1997 (i.e., 724,219 shares). The second closing is subject to certain conditions, including the collection by the Company of at least $2 million in any three month period before October 15, 1997, on account of revenues from its Be There! products. The Company has used and intends to use the proceeds from the sale of the Preferred Stock and Warrants for the development and launch of new products, including the Company's Be There! products, and for working capital.

The Preferred Stock bears no dividends, is non-voting except in limited circumstances, has senior rights in liquidation, and is redeemable at the option of the holders in limited circumstances upon the Company's breach of certain covenants imposed by the Preferred Stock. The Preferred Stock is convertible into Common Stock at the option of each holder beginning April 10, 1997, at a percentage of the then prevailing average market price (as defined in the Statement of Designation establishing the Preferred Stock) of the Common Stock equal initially to 85%, decreasing on July 9, 1997 to 80%, and decreasing on January 5, 1998, to the lower of 75% or the average price (as defined in the Statement of Designation) of the Common Stock on the first anniversary of the first closing. Upon conversions after the first anniversary, in certain circumstances the holders will receive a premium on the Preferred Stock converted, payable in cash or stock at the Company's option, equal to 1% per annum based on the number of days elapsed since the first closing. Any Preferred Stock outstanding on January 10, 1999, will convert automatically into Common Stock. Pursuant to regulations of the National Association of Securities Dealers, in the absence of shareholder approval, the aggregate number of shares of Common Stock issuable upon conversion of the Preferred Stock and exercise of the Warrants may not exceed 19.99% of the outstanding shares of Common Stock on January 10, 1997 (i.e., 965,925 shares); any Preferred Stock which may not be converted because of such limitation must be redeemed by the Company in cash.

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

6)  ACCOUNTING TREATMENT FOR CONVERTIBLE PREFERRED SECURITIES

On March 13, 1997, the SEC staff announced its position on the accounting treatment for the issuance of convertible preferred stock and debt securities with beneficial conversion features such as those contained in the Preferred Stock issued in January 1997.

In accordance with the SEC staff's announcement, the beneficial conversion features of the Preferred Stock have been recognized by allocating a portion of the proceeds to additional paid-in capital. The amount allocated to additional paid-in capital consists of the conversion discount of the Preferred Stock and the value attributed to the Warrants. The conversion discount is calculated, at the date of issuance, as the difference between the conversion price and the fair value of the common stock into which the security is convertible. Because the security provides for more than one conversion rate, in conformity to the SEC announcement, the computation is made using the conversion terms most beneficial to the investor, regardless of the actual discount applied upon conversion. The value of the Warrants is calculated using a Black-Scholes model and may, or may not, correspond to a market value.

The calculated intrinsic value of the beneficial conversion features of the Preferred Stock, the offering costs and the premium will result in non-cash charges of $2,285,000 to earnings (loss) available to common shareholders in the computation of earnings (loss) per common share over the conversion period as required by the SEC guidelines. As a result, the Company will show these non-cash charges to earnings (loss) available to common shareholders in the computation of earnings (loss) per common share over the period from January 1997 through December 1997. As of May 13, 1997, 1,350 shares of the initial 5,000 shares of the 1997 Series A Convertible Preferred Stock had been converted into 142,612 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total revenue in the third quarter of fiscal 1997 was $3,902,000, down 12% from $4,425,000 in the second quarter of fiscal year 1997 primarily due to decreased revenue from both custom modem and network multiplexer products. Revenue increased 93% from $2,026,000 in the comparable quarter of the prior fiscal year, during which there was no significant custom modem revenue. During the third quarter of fiscal 1997, the majority of the Company's revenue from custom modem products was derived from shipments to NEC Technologies, Inc., and to a lesser extent to AST Research, Inc. These custom modems are approaching the end of their anticipated market life.

Total revenue for the nine months ended March 31, 1997 increased 15% to $16,271,000 from $14,179,000 in the same period of the prior fiscal year, primarily due to increased custom modem shipments partially offset by a decline in revenue from network multiplexer products.

Gross profit margin was 30% for the quarter ended March 31, 1997. This gross profit margin is down from 36% for the comparable quarter of the prior fiscal year primarily because lower-margined custom modem shipments represented a greater portion of total revenue in the quarter ended March 31, 1997.

Engineering and product development expenses decreased 5% to $1,198,000 for the quarter ended March 31, 1997 from $1,255,000 in the comparable quarter of the prior fiscal year. Year-to-date engineering and product development expenses increased 7% to $3,623,000 from $3,381,000 for the comparable nine-month period of the prior fiscal year, due primarily to increased development expenses for the Company's Be There!(TM) product line, partially offset by a reduction in network multiplexer development expenses.

Sales and marketing expenses increased 26% during the third quarter of fiscal 1997 to $1,330,000 from $1,058,000 during the comparable quarter of the prior fiscal year. Year-to-date sales and marketing expenses also increased 2% to $3,008,000 from $2,941,000 for the comparable nine-month period of the prior fiscal year. These increases were primarily due to increased sales and marketing expenses for the new Be There! product line, partially offset by a reduction in network multplexer product line expenses.

General and administrative expenses decreased 17% to $612,000 during the third quarter of fiscal 1997 from $741,000 during the comparable quarter of the prior fiscal year. Year-to-date general and administrative expenses also decreased 5% to $1,962,000 from $2,070,000 for the comparable nine month period of the prior fiscal year. These decreases were primarily due to decreased legal expenses.

In February 1997, the Company introduced its new Be There! Personal Multiplexer product line at InfoWorld's DEMO '97. The product was selected as one of eight Premiere products at this showcase and has since been featured in a variety of other publications, including being designated as a Best of Show product by Call Center Magazine.

As the Company rolled out Be There! to its first beta test site, certain telephone company line quality problems were encountered that impaired the quality of the speech transmitted over the Company's product. In the ensuing months, significant development effort was invested in improving the product's performance under less than ideal line conditions, and in other speech quality improvements. The Company currently believes that the product's speech quality is sufficient to meet the needs of a substantial portion of the potential market.

At the time of the Be There! announcement, the Company had four beta test installations, including a press organization. These beta customers have not purchased the Be There! system nor have they returned the equipment. Since the announcement, the Company has shipped trial systems to a very modest number of potential distribution partners and end-user customers. While the Company has only a very small number of customers and has not yet recorded significant revenue from the Be There! product line, the Company is gratified over the positive initial reactions from the press and prospective customers.

The direct sales cycle for implementing a novel technology in Fortune-500 companies typically involves multiple decision-makers from a variety of departments, and appears to be longer than the Company had anticipated. The Company's expanding sales force is pursuing new sales opportunities and is continuing to attempt to convert the beta test and trial installations into revenue.

In addition to the focus on building its Be There! sales force, significant attention has been placed in recent months on developing sales channels. The Company expects the majority of Be There! revenue to come from indirect sales and is currently pursuing distribution partnerships with a small number of billion dollar-class companies. The Company hopes to conclude negotiations with the first of these organizations in the coming weeks.

Be There! was designed to meet the needs of the teleworker market, including road warriors, telecommuters and remote call center workers. The Company believes that the road warrior segment represents a near-term revenue opportunity. The Be There! system is unique in this market. When traveling, multiple phone lines or ISDN service is generally not available in the airport lounges or hotel rooms. With Be There!, road warriors can connect to their corporation and work just as they would in their office.

As is typical with new product efforts, there are numerous risks associated with the development and launch of the Company's Be There! product line. In particular, establishment of adequate distribution partnerships, market acceptance of the product concept, alternative product offerings by others, and the Company's inability to deliver product performance, including voice quality, sufficient to meet customers' requirements, all could affect the timing and levels of revenue and potential profit from the Be There! products.

The Company believes that a potential customer may have a variety of objections to purchasing the Be There! product, including cost and budget, voice quality, a prior decision to implement another solution, inadequate quality of telephone line service, and concerns about DATA RACE's strength in the marketplace. While certain analysts have expressed disappointment at the product pricing, the Company does not believe that price has been a substantial impediment to purchasing the product within the Company's primary target markets. At this early stage, the Company has limited information to accurately identify the duration and strategies for success of the direct sales cycle.

Recently, a number of products have been discussed or released that have certain characteristics in common with the Be There! product line, and may represent competitive alternatives to prospective Be There! customers. Several of these products have yet to be introduced to the market, and the information that the Company has on them is limited. The Company is not currently aware of any product that offers capabilities directly competitive with those of the Be There! product line, particularly in the areas of Telepresence(TM) transparent access and low-delay multiplexing of voice, data, and fax.

In its current embodiment, the Be There! personal multiplexer system requires DATA RACE-manufactured hardware at both the client and the remote access server. Until such time as industry-standard platforms are able to support the personal multiplexer capability, the market penetration of the concept may be limited.

Despite the foregoing concerns, the Company believes that the opportunity to capture a leadership position in what is broadly predicted to be a fast-growth, multi-billion dollar market is sufficient to justify the allocation of a major portion of the Company's resources in advance of corresponding revenue.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of fiscal 1997, the Company financed its operations by drawing on available cash and cash equivalents. At March 31, 1997, the Company had $6,377,000 in cash and cash equivalents. Expenditures for capital equipment for the first nine months of fiscal 1997 were $294,000.

In January 1997, the Company received net proceeds of $4,648,000 from the issuance of convertible preferred stock and related warrants to purchase 45,800 shares of common stock at an exercise price of $16 3/8. At such time, the investors agreed to purchase an additional $2,500,000 of convertible preferred stock and warrants by October 31, 1997, subject to the Company's satisfaction of certain conditions. The convertible preferred stock is redeemable under certain circumstances. See Item 2 for a more complete description of the terms of the transaction.

The Company maintains a $1,500,000 revolving line of credit from a financial institution. The line of credit has a term of one year and an interest rate of prime plus 1%. The Company must meet certain covenants, including profitability covenants, to draw under the line of credit. The line of credit is secured by a first lien on the Company's assets. The Company is prohibited from taking certain actions, including paying dividends, without the lender's consent. As of March 31, 1997, the Company has not drawn on the line of credit.

Operating losses continue to have a negative impact on the Company's cash balance. As long as shipments of custom modem products to OEMs dominate the Company's revenue, the Company expects to continue to have fluctuations in reported revenue and resulting swings between profit and loss from the custom modem products. The Company does not anticipate a return to profitability as long as its expenditure on the Be There! product line remain disproportionate to attendant revenue.

The ability to make future capital expenditures and fund the development and launch of new products, including the Be There! line, are dependent on existing cash and some or all of the following: demands on cash to support the custom modem business, demands on cash arising from the redemption (if required) of the convertible preferred stock, favorable settlement of the shareholder lawsuit, and the Company's return to profitability. There can be no assurance that these factors affecting cash will be resolved in a manner favorable to the Company.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). SFAS 128 supersedes ABP Opinion No. 15, and is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Statement replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. SFAS 128 does not permit early application and, when adopted, all prior period EPS data presented must be restated to conform with the Statement. The Company will implement the Statement in the required period and does not expect it to have a material effect on the Company's reported income (loss) per share.

RISKS REGARDING FORWARD LOOKING STATEMENTS

Except for the historical information, this report contains various "forward-looking statements" which represent the Company's expectations or beliefs concerning future events, including the timing and levels of revenues from the Company's teleworker products, the length of sales cycles for the products, the Company's success in developing distribution partnerships, customer acceptance of the teleworker products, and the Company's position in and the size of the teleworker market. The Company cautions that these forward-looking statements involve a number of risks and uncertainties and are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include changing market trends and market needs; uncertainty regarding the breadth of market acceptance of the teleworker products' performance; rapid or unexpected technological changes; new or increased competition from companies with greater resources than the Company; inability to resolve technical issues or overcome other development obstacles; insufficient capital; and certain other factors set forth in the Company's SEC filings, including the Form 10-K for fiscal 1996 and Forms 10-Q for the quarters ended September 30, 1996 and December 31, 1996. The Company's failure to succeed in its efforts, including its sales efforts with respect to the teleworker products, could have a material adverse effect on the Company's financial condition and operations.

                          PART II - OTHER INFORMATION

                                DATA RACE, INC.

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, for information regarding a shareholder lawsuit against the Company. There were no material developments in the shareholder lawsuit during the quarter ended March 31, 1997.

ITEM 2.  CHANGES IN SECURITIES

On January 10, 1997, the Company completed the first closing of a private placement of its 1997 Series A Convertible Preferred Stock ("Preferred Stock") and Stock Purchase Warrants ("Warrants") with Credit Suisse First Boston Corporation, Capital Ventures International and Zanett Lombardier, Ltd. (the "Investors"), at an aggregate price of $5,000,000. At such time, the Investors agreed to purchase at a second closing, on or before October 31, 1997, additional shares of Preferred Stock and Warrants at an aggregate price of $2,500,000, subject to reduction to the extent that the total number of shares of Common Stock underlying the Preferred Stock and Warrants issued at the first closing and issuable at the second closing exceeds 15% of the outstanding shares of Common Stock on January 10, 1997 (i.e., 724,219 shares). The second closing is subject to certain conditions, including the collection by the Company of at least $2 million in any three month period before October 15, 1997, on account of revenues from its Be There! products. The Company has used and intends to use the proceeds from the sale of the Preferred Stock and Warrants for the development and launch of new products, including the Company's Be There! products, and for working capital.

The Preferred Stock bears no dividends, is non-voting except in limited circumstances, has senior rights in liquidation, and is redeemable at the option of the holders in limited circumstances upon the Company's breach of certain covenants imposed by the Preferred Stock. The Preferred Stock is convertible into Common Stock at the option of each holder beginning April 10, 1997, at a percentage of the then prevailing average market price (as defined in the Statement of Designation establishing the Preferred Stock) of the Common Stock equal initially to 85%, decreasing on July 9, 1997 to 80%, and decreasing on January 5, 1998, to the lower of 75% or the average price (as defined in the Statement of Designation) of the Common Stock on the first anniversary of the first closing. Upon conversions after the first anniversary, in certain circumstances the holders will receive a premium on the Preferred Stock converted, payable in cash or stock at the Company's option, equal to 1% per annum based on the number of days elapsed since the first closing. Any Preferred Stock outstanding on January 10, 1999, will convert automatically into Common Stock. Pursuant to regulations of the National Association of Securities Dealers, in the absence of shareholder approval, the aggregate number of shares of Common Stock issuable upon conversion of the Preferred Stock and exercise of the Warrants may not exceed 19.99% of the outstanding shares of

Common Stock on January 10, 1997 (i.e., 965,925 shares); any Preferred Stock which may not be converted because of such limitation must be redeemed by the Company in cash.

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

The shares of Common Stock issuable upon conversion of the Preferred Stock and upon exercise of the Warrants have been registered for resale pursuant to a Registration Statement declared effective on April 10, 1997 under the Securities Act of 1933, as amended (the "Securities Act").

The private placement was arranged by Zanett Securities, Inc. ("Zanett"), which received a fee equal to 6% of the aggregate gross proceeds received by the Company from the sale of the Preferred Stock and Warrants. Additionally, pursuant to a separate consulting arrangement, the Company issued Warrants to purchase 6,106 shares of Common Stock to a principal of Zanett. The Company agreed to indemnify Zanett against certain liabilities, including liabilities under the Securities Act.

The offer and sale of the Preferred Stock and Warrants were, and, in connection with the second closing, will be, made in reliance upon Section 4(2) of the Securities Act, the non-public offering exemption from the registration requirements of the Securities Act.

As of May 13, 1997, 1,350 shares of the initial 5,000 shares of the 1997 Series A Convertible Preferred Stock had been converted into 142,612 shares of common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

3.7* Statement of Designations, Preferences and Rights of 1997 Series A Convertible Preferred Stock, filed January 10, 1997.

10.27* Securities Purchase Agreement, dated January 10, 1997, between the Company, Capital Ventures International, Credit Suisse First Boston Corporation, and Zanett Lombardier, Ltd.

10.28* Registration Rights Agreement, dated January 10, 1997, between the Company, Capital Ventures International, Credit Suisse First Boston Corporation, and Zanett Lombardier, Ltd.

10.29* Form of Stock Purchase Warrant issued on January 10, 1997, representing a series of warrants issued by the Company to Capital Ventures International, Credit Suisse First Boston Corporation, and Zanett Lombardier, Ltd.

* Filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(B)  Reports on Form 8-K.

No reports on form 8-K were filed during the quarter.

                                DATA RACE, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    DATA RACE, INC.

                    By:/s/ Gregory T. Skalla
                       ------------------------------------------------
                       Gregory T. Skalla, Vice President, Finance
                       Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

                       Date:  May 14, 1997