Form 10-K
period 1997-06-30
DATA RACE INC
filed 1997-10-14
CIK 890924

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K
                                 ANNUAL REPORT
    Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED                             COMMISSION FILE NUMBER
     June 30, 1997                                            0-20706

                                DATA RACE, INC.
             (Exact name of registrant as specified in its charter)
      Texas                                             74-2272363
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

On September 30, 1997, the aggregate market price of the voting stock held by non-affiliates of the Company was approximately $47,265,083. (For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).

On September 30, 1997, there were 5,541,677 outstanding shares of Common Stock, no par value.

                                DATA RACE, INC.
                              INDEX TO FORM 10-K

                                                                      Page
                                                                     Number
PART I.
-------
Item 1.  Business.....................................................  3

Item 2.  Properties................................................... 23

Item 3.  Legal Proceedings............................................ 24

Item 4.  Submission of Matters to a Vote of Security Holders.......... 24


PART II.
--------
Item 5.  Market for Registrant's Common Stock and Related
          Stockholder Matters ........................................ 25

Item 6.  Selected Financial Data...................................... 26

Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................... 27

Item 8.  Financial Statements and Supplementary Data.................. 30

Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure......................... 46

PART III.
---------
Item 10.  Directors and Executive Officers of the Registrant.......... 47

Item 11.  Executive Compensation...................................... 49

Item 12.  Security Ownership of Certain Beneficial Owners
           and Management............................................. 53

Item 13.  Certain Relationships and Related Transactions.............. 53


PART IV.
--------
Item 14.  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K........................................ 54

                                    PART I.

ITEM 1. BUSINESS
----------------

DATA RACE, Inc. ("DATA RACE" or the "Company") designs, manufactures and markets a line of communication products that meet the need for "Remote Access to the Corporate Environment." The Company's products enable knowledge workers who work at home, in branch offices, or on the road from hotels or airport lounges to access the various elements of the corporate communications infrastructure. These products include the recently launched Be There! (TM) personal multiplexer system, a unique client/server product which allows teleworkers to access the corporate intranet, LAN and the Internet, while sending and receiving e-mail, faxes and phone calls, simultaneously over a single phone line. The Company also designs and manufactures custom modems for manufacturers of notebook computers, and a line of network multiplexers which carry data, LAN, voice, and fax traffic between a company's branch and headquarters offices over a broad range of communications speeds and services. The Company's ability to discern emerging remote access market requirements and rapidly develop innovative technological solutions, as well as its ability to rapidly take products into high-volume production, are key elements of its competitive strategy.

Beginning in 1983 with its patented RACE modem, the first high-speed, error correcting, dial-up modem, the Company has maintained a reputation for new and innovative data communications products. Subsequent innovations incorporated multiplexing technology into these devices so that the user could print files at the same time as receiving information on the screen. Later product lines were created to support multiple simultaneous users in a remote office, allowing them all to be connected to the central computer facility at the same time over the same line. With the advent of the laptop computer, predecessor to today's notebook computers, the Company developed miniaturized versions of its modem technology. DATA RACE pioneered the laptop data/fax modem, allowing a mobile user to send and receive faxes directly from the laptop when it was not being used for a data connection. In the early 1990s, the Company enhanced its multiplexer product line with additional capabilities to carry voice and fax multiplexed over the same communications circuit used to carry the data.

In 1995, DATA RACE saw an opportunity to capitalize on the communications requirements of the rapidly growing number of "teleworkers" who need convenient simultaneous access to all of their corporate information assets - voice, data, and fax - when working from home or on the road. Based on discussions with certain large potential corporate users of such a product, the Company undertook to combine its modem and multiplexer technologies into a new product category called a personal multiplexer, and in February 1997 introduced the Be There! personal multiplexer system. Such a device is intended to allow teleworkers to work at home, in a hotel room or airport lounge just as they would work in their offices, simultaneously talking on the phone, sending and receiving faxes, reading or writing e-mail, browsing the Internet, and performing other data functions over a single conventional phone line.

While the Company maintains a small direct sales force, its primary distribution strategy is to focus on indirect sales channels. In June 1997, the Company and Data General, a world-wide supplier of advanced server and storage systems based in Westboro, Massachusetts, announced an agreement in which Data General will sell and provide pre-installation support and installation services for the Be There! system. In September 1997, the Company and Inacom, a global technology management and services company based in Omaha, Nebraska, announced the completion of an agreement for distribution, sales and support. The Company continues to be in discussion with a small number of additional billion dollar-class partners and marketing alliance candidates. In addition, the Company continues to be in discussion with, and in some cases has already signed agreements with, a number of select regional distribution partners.

The Company seeks to capture a leadership position in the market for remote access solutions by capitalizing on being first-to-market with the Be There! system solution.

                               INDUSTRY OVERVIEW

The Company operates within the remote access segment of the digital communication products industry. This industry has been characterized by high rates of growth and change. As the basis for value within the global economy shifts from goods to information, global instantaneous access to all forms of information, by phone, fax, or data link, is transitioning from a luxury to a necessity for businesses. The recent progress in the deployment of intranet and Internet solutions is accelerating this trend. As the workforce shifts from production worker to knowledge worker, the need for companies to physically cluster their workers is also diminishing in many industries. New initiatives for reduced automobile traffic congestion, cleaner air, accommodations made for workers unable to commute to a corporate facility, more time with family, and the need to be physically closer to customers have all aligned to produce a workforce far more geographically dispersed than at any previous time. These trends and the resulting need to give these dispersed and mobile knowledge workers the instantaneous access to all forms of information that they require have created a multi-billion dollar market opportunity.

                                    STRATEGY

The Company's strategy is to provide innovative, early to market, high-value-added solutions to meet the needs of knowledge workers working remotely from their headquarters office, whether working at home, in branch offices, or on the road in hotels or airport lounges. In devising product solutions, the Company obtains input from suppliers and prospective customers throughout the development process. The Company applies substantial engineering and technical capabilities to incorporate current remote access technologies, as well as the Company's own technological innovations and advances, to the design of products intended to meet such market needs. The Company outsources most of its manufacturing operations in an effort to minimize its investment in plants and facilities, control manufacturing costs, and enable the Company to use the most technologically advanced, cost-effective components available at the time. In similar fashion, the Company's strategy is to minimize and control sales expenses by outsourcing a significant portion of its sales and distribution efforts to distributors and other strategic marketing partners, although the Company anticipates the addition of a greater number of internal sales personnel to support the marketing of its Be There! system than has been employed for its custom modem and multiplexer products. The Company believes that by controlling its manufacturing and marketing overhead, it is better able to deliver technologically innovative products to its customers at competitive prices.

                                    PRODUCTS

The Company offers three product lines serving the remote access market: the Be There! personal multiplexer system; custom modems for notebook computers; and network multiplexers which connect data, phone, and fax systems of branch offices to their headquarters.

BE THERE! PERSONAL MULTIPLEXER SYSTEM

The Be There! personal multiplexer system enables teleworkers to access all elements of the corporate communications network simultaneously over a single phone line. The Be There! system consists of a card which plugs into the user's PC, software which is loaded into the PC, and a server unit which is installed at the corporate office to which the user connects through the public telephone network. Once connected to the corporate office via the Be There! system, the user will have simultaneous access to the corporate computer network, fax server and telephone switchboard, enabling the user to work just as he or she would in the office.

While telecommutting is a relatively recent phenomenon, several sources indicate that there are already several million teleworkers in the United States alone. FIND/VP, a market research and advisory company, estimates the number of telecommutters has risen from 4 million in 1990 to 11 million in 1997. Similarly, Computerworld estimates that there are already 11.1 million people who work from home and these teleworkers average about 19 hours per week. The Olsten Corp. also estimates 42% of U.S. companies use telecommuting and a recently released survey by KPMG Peat Marwick LLP indicates that almost one out of four Fortune 1000 companies already have employees who regularly telecommute either full-time or part-time. As a result of these trends Infoworld, Link Resources and Gartner Group forecast that as many as 30 to 55 million people will work outside the traditional office setting within the next three to five years. In-Stat, a market research company estimates the Remote Access Server market has already reached an annual rate of six million ports, or $2 billion.

The Be There! system is intended to serve three segments of the teleworker market: telecommuters, road warriors, and remote call center workers. The Company has initially focused its efforts on United States market opportunities where the teleworker phenomena is most evident.

Telecommuters
-------------

Over the past several years, an increasing number of companies have adopted telecommuting programs, either on a trial basis or as permanent programs, due to a variety of economic, social, and legislative trends. In these programs, workers who are affiliated with a particular office work from home rather than physically commuting to the office.

Studies in the last few years have shown that there are substantial economic benefits to corporations with telecommuting programs. The Gartner Group, a leading market research firm, reports that facility savings alone amount to about $6,750 per year for each teleworker. More importantly, numerous studies of telecommuting programs have documented productivity improvements among telecommuters, typically in the range of 10% to 30%. Contributing to this improvement is the reduction in non-business discussions with colleagues and the longer hours worked after dinner or at other periods outside the traditional working day by someone whose office is in the home. Because a commute is not required, many companies will also be able to tap into labor resources for short peak-hour periods during the day in ways that were impractical before telecommuting. According to the Gartner Group, because the economic benefits currently outweigh the incremental costs by such a large margin, for the foreseeable future technology, not price, will remain one of the major selection criteria for telecommuting products.

In addition to the economic forces, there are significant social forces driving the increase in telecommuting. Eliminating the commute each day has clear benefits for the environment and for traffic. Telecommuting also improves workers' lifestyles as the time lost to commuting is recovered for more rewarding activities. In addition, the ability to spend the day at home with the family is attractive to many workers. For these and other reasons, studies report that telecommuting improves employee morale.

There are also a variety of legislative forces behind the increases in telecommuting. The Clean Air Act of 1990 encourages cities in non-attainment zones to implement plans to reduce automobile emissions. Telecommuting may prove to be a convenient method of reducing such emissions. The Family and Medical Leave Act and the Americans with Disabilities Act both require companies to offer accommodations to workers who may not be able to work daily in the corporate office, but who may be able to work from home or work part of a day.

Without Be There!, telecommuters typically have three or more phone lines installed in their homes. This usually includes a personal line, a business line, a data/modem line, and a fax line. The number of phone lines needed by the typical telecommuter can make telecommuting cumbersome and expensive for large employers, particularly when the cost of additional corresponding lines at the corporate office is considered.

The Be There! system allows the telecommuter to connect to a compatible server at the corporate office, and combine the three business communication lines - voice, fax, and data - over a single conventional line.

Road Warriors
-------------

Road warriors are traveling professionals who require efficient phone, fax, and data connectivity to their offices. Because road warriors are often highly compensated, any increase in their productivity may be worth a great deal to their employers. When working from a hotel room or airport lounge, a road warrior often needs to retrieve and reply to e-mail, voice mail, and fax traffic, all within a very limited time. At other times, the road warrior may need to work collaboratively with a colleague on a document while discussing it on the phone. Such needs are currently partially met by notebook computer modems which may provide some or all of such functions, but not simultaneously.

The Company believes that the needs of the road warrior are uniquely met by the Be There! system, which can increase a road warrior's productivity by providing simultaneous phone, fax, and data connectivity to the office. When working from a hotel room or airport lounge, a road warrior can use the Be There! system to quickly retrieve and reply to e-mail, voice mail, and fax traffic at the same time. The Be There! system can also provide the road warrior the ability to work collaboratively with a colleague on a document while discussing it on the phone, using only a single telephone line.

Remote Call Center Workers
--------------------------

Call center workers are generally workers that deal with customers over the telephone. For example, in airline reservation centers, in which workers are connected by phone to the customers, and by computer to a database containing flight and space availability information. In certain applications, workers must also send and receive faxes. Incoming phone calls are typically routed through specialized computer systems to the next available worker. Computers allow the monitoring of individual and overall performance.

Construction and staffing of call centers is expensive. Centers typically have very uneven call loads through the work day. While the center often must be staffed on a 12- to 24-hour per day basis, the rate of incoming calls at the peak hour, typically in the early- to mid-afternoon, can be several times higher than the rate early in the morning. Nonetheless, workers must typically be hired to work 8-hour shifts.

It is often more economical to staff the call center, at least partially, with part-time employees working from home. Such remote call center workers, often parents of young children who cannot afford to be away from home, can nevertheless work productively for a limited number of hours while their children are napping, at school, or otherwise occupied. Such part-time employees typically receive reduced benefits, making them less costly to their employers. Finally, very substantial capital savings may also be realized because facilities do not need to be built to house these workers.

Without Be There!, connecting remote workers to call centers is problematic. Such workers need a telephone connection to the customer and a simultaneous data connection to the database, and often the ability to send and receive faxes. To enable a remote call center worker to operate in this mode would generally require the installation of multiple additional telephone or ISDN lines to the worker's home. In addition to the expense of these connections, it may take several months to get the service installed, connected, and operating properly. With the high turnover rates common among call center employees, it may not be feasible to have these services installed during the employee's tenure, and is typically economically impractical.

With the Be There! system, the worker's normal phone line is all that is required to provide simultaneous telephone, data, and fax connection to the call center, enabling the worker to be connected as if he or she were physically in the call center. Furthermore, a unique feature of the Be There! system allows any calls placed to the worker's home phone to be re-routed through the call center and back to the worker. In this way, an emergency call from the school nurse, for example, will not be blocked because the worker's phone line is tied up with the connection to the call center.

EXISTING APPROACHES
-------------------

The needs of teleworkers are currently being met by a variety of partial solutions, including computer modems and remote access servers to provide data connectivity; telephones (including cellular phones), PBXs, and a variety of software products and communications services providing some degree of phone access; and fax servers, fax modems, and software, as well as remote physical fax machines, to support remote fax access. These partial solutions typically require multiple phone lines or ISDN lines, which are often unavailable and are generally expensive where they are available. These solutions also generally require that the user act as systems integrator to cause all of these disparate systems and services to function in unison. Such partial solutions fail to accomplish the fundamental objective of a remote access system, namely to allow teleworkers to perform their jobs at remote locations just as effectively as they would in their offices.

THE BE THERE! SOLUTION
----------------------

To address the teleworker market needs, the Company has developed the Be There! system. With the Be There! personal multiplexer system, all e-mail, file servers, intranet, Internet, and other data connections are supported as they would be in the office. An image of the worker's office telephone appears on the worker's computer screen and has the same functions it would have in the office. The teleworker can dial colleagues or place local or long-distance calls through the company's WATS lines, as if present in the office. Colleagues who dial a teleworker's extension, or outsiders who call in on the teleworker's corporate office direct line, will automatically and immediately be connected to the teleworker in the remote location, all without disturbing the data connections on which the teleworker is reading e-mail or browsing the Web. At the same time, the teleworker can send and receive faxes over the company's fax server, again without interrupting the phone and data connections. The Company refers to this transparent combination of data, fax, and voice features which enable a remote worker to operate just as he or she would in the office as Telepresence(TM).

The Be There! system comprises a card which plugs into each user's desktop or notebook PC, software which is loaded into the PC, and a server which is installed at the corporate office to which the user connects over a single conventional telephone line. This server is connected to the corporate data network and also to the PBX or telephone system. This configuration is outlined in Diagram 1. In a desktop configuration, the user connects a conventional telephone to the personal multiplexer card in the PC (depending on market demands, a future release may also allow connection of a fax machine). On the PC's screen there is an icon labeled Be There! When the user double clicks this icon, the system automatically dials the Be There! server and commences an authentication dialog. This dialog includes verifying the user's name and password. The server also queries the user's personal multiplexer to ascertain its identity in the form of a unique identifier built into each such personal multiplexer. If the server cannot determine that the user is authorized to use the particular hardware, the system will not allow the user to connect. In addition to this unique authentication system, the Be There! system is capable of supporting a variety of authentication systems available in the market to verify the identity of the user.

"Diagram 1 - The Be There! System" has been replaced by the following narrative description: The diagram shows a graphic depiction of how a Be There! user (the "Be There! client") connects to the Be There! server through the telephone system and shows how the Be There! server is connected to a customer's PBX or telephone system or LAN or other corporate data network.

Once the user is authenticated, the system establishes the user's PC as a remote node on the corporate data network, giving the user the same access to corporate data resources, including e-mail, file servers, and Internet access (through the corporate fire wall) as the user would have in the corporate office. The system also instructs the PBX or other telephone system to forward any calls whether internal or dial-in for that user to a particular connection to the Be There! server. Thereafter, when the server detects an incoming call on that connection, it causes the telephone connected to the user's PC to ring, and a normal conversation is established.

Once the connection is established, an image is presented on the PC screen of the physical phone in the user's office. This phone will typically have a variety of buttons to perform special functions, such as one-touch dialing to the user's secretary or other commonly called numbers, conferencing with multiple people, and call transfers to third parties. These buttons will behave on the user's PC in the same way that the same button behaves on the user's office phone. The user does not need to learn to use a new phone to take advantage of the telephony systems that are available in the office. In addition, the image will typically contain enhanced functions of computer telephony systems, including computerized phone books and call logs.

In an analogous way, faxes sent to the user's normal office fax number can be redirected to be delivered to the PC on which the user is working remotely.

"Diagram 2 - Notebook Computer Configuration" has been replaced by the following narrative description: The diagram shows an image of a typical notebook computer equipped with a Be There! personal multiplexer card and software to allow the user to use the notebook computer as an office telephone and a fax machine.

In the notebook computer implementation, operation is essentially the same, with the exception that there is no provision for the external connection of a physical telephone or fax machine. The telephone is handled by connecting a conventional telephone handset to the PCMCIA form-factor personal multiplexer plugged into the user's notebook. Alternatively, a headset comprising earphone and boom microphone, as typically used by telephone operators, allows hands-free operation. Faxes are displayed on the notebook screen, rather than connecting to a physical fax machine. This configuration is illustrated in Diagram 2.

The Be There! system is made possible by recent advances in digital signal processing ("DSP") technology. These powerful processors make possible the transmission of data at rates as high as 33.6 kbps (or higher in certain applications) over ordinary telephone lines. This same technology makes practicable digital speech compression, which can transmit speech at low data rates with clarity and quality such that many users do not distinguish it from normal telephone speech. The Be There! system uses a coding scheme that transmits the speech at a rate of 8.5 kbps.

In the absence of active telephone or fax traffic, the full data rate of 33.6 kbps (or whatever other rate is actually achieved over the telephone line) is available to the data stream. When a phone call is active, up to 8.5 kbps is taken from the data stream to support the compressed speech frames. Similarly, while a fax is being transmitted or received, the bandwidth available for other data will be reduced.

"Diagram 3 - Personal Multiplexer Block Diagram" has been replaced by the following narrative description: The diagram shows a graphic depiction of the operation and function of the modem, multiplexer, and speech compression components that make up the Be There! personal multiplexer. Speech data, symbolized by small circles, are fed through a speech compression digital signal processor and then into a multiplexer where it is mixed with incoming data packets and fax frames, symbolized by small triangles and squares, respectively. The stream of intermixed speech data, data packets, and fax frames are sent from the multiplexer to a modem connected to a telephone line for transmission to the Be There! server.

Internally, the personal multiplexer hardware comprises a speech compressor/ decompressor which converts the signals to and from the handset to a series of data frames, a multiplexer, which inter-leaves these compressed speech frames with frames of fax information and frames from the data stream, and a modem which then converts these frames to an appropriate analog signal for transmission over the telephone line. This configuration is represented in Diagram 3. In performing this multiplexing, careful attention is paid to controlling the size of the voice, data and fax frames and to ensuring that priority is given to the speech frames, in order to minimize the latency issues which render unacceptable the speech characteristics of many other systems which intermix speech and data.

At the Be There! server, corresponding elements perform the inverse functions simultaneously for multiple users to present the appearance of locally connected telephony and data devices to the appropriate data network and PBX connections. The Company currently offers a variety of configurations supporting up to 24 ports with higher port density servers planned for future releases. A four port server is illustrated in Diagram 4.

"Diagram 4 - Four Port Be There! Server" has been replaced by the following narrative description: The diagram shows a graphic depiction of the operation and function of the modem, multiplexer, and speech compression components of a four port Be There! server attached to four incoming telephone lines, each receiving separate streams of intermixed speech data, fax frames, and data packets transmitted from a Be There! personal multiplexer such as the one shown in Diagram 3 above. Each intermixed stream of speech data, fax frames, and data packets is processed by an individual multiplexer component which separates the speech data for output to a speech compression digital signal processor and the data packets and fax frames for output to the corporate LAN. After leaving the speech compression digital signal processor, the speech data is output to the corporate PBX.

Since its recent introduction, the new Be There! personal multiplexer system has received numerous accolades. At its February announcement, Be There! was honored as a "Premier" product at Demo '97, a show which focuses on emerging technologies. Shortly thereafter, Be There! received the prestigious "Best of Computer Telephony 97" award from Call Center Magazine, and in June, a Forbes magazine article featured the benefits of Be There! for business users. In July, a cover page article in CTI magazine gave Be There! a Platinum Editor's Choice award, stating they "would highly recommend it to anyone interested in a telecommuting solution" and giving the product high ratings for installation, documentation, features, interface, and security. The product has also received favorable coverage from Infoworld, Demo Letter, Computer Telephony, Mobile Letter, Mobile Computing, Andrew Seybold's Outlook, and Telecommuting Review.

CUSTOM MODEM PRODUCTS

During the 1980s the personal computer dramatically improved the productivity of office workers, and in the 1990s the portable computer is similarly improving the productivity of the worker away from the office. As a result of the increasing equivalence in power and function of notebook computers and desktop computers, an increasing number of workers have foregone desktop machines for their offices and are using notebook computers for use at their offices, homes and while traveling. As a result of these and other trends, the Company believes that notebook computers represent one of the fastest growing segments of the personal computer market.

Associated with this growth in the personal computer industry has been equally dramatic growth in sales of modems and other interconnectivity devices. A modem is a device that modulates and demodulates signals on telephone lines in such a way that digital data can be sent from one computing device to another over the telephone network. Modern modems also contain a great number of automatic features to assist the computer user. These include error controllers, data compressors, line adapters, line equalizers, and fax capability.

The Company provides custom modems to a small number of notebook computer manufacturers. Such notebook computer manufacturers as Toshiba, Compaq and IBM may incorporate internally-designed and manufactured modems; however a number of manufacturers have elected to rely upon third party sources for custom modems. While the market niche for these custom modems is very small compared to the overall modem market, the Company believes that it is a leader in the third party custom modem market niche.

Portable computer manufacturers are continually decreasing the size and weight of their computers to make them more portable and usable. Manufacturers of data communication devices for the portable computer have had to keep pace by miniaturizing their products into custom-designed packages. In addition, high performance options such as increased transmission speeds, error correction, data compression, the ability to send and receive faxes, and wireless (cellular) capability are sought by today's more sophisticated users. Power management of the data communications device is also increasingly important, since battery life is very limited in portable computers. Those manufacturers of data communications devices that aid the computer manufacturer in extending battery life and offering high performance options have an important competitive advantage.

Notebook computer manufacturers have generally adopted the PCMCIA standard and provide a socket into which the user can plug a standardized modem (or other device), rather than bundling a custom modem inside the computer. The Company's products typically are based on custom form factors; however, the Company has offered modems based upon the PCMCIA standard when it believes that it can offer significant differentiating features.

The Company features high quality, innovative modems for mid-range and high-end notebook computers. The Company specializes in this niche of the modem industry because it believes the combination of exacting form factor requirements and desire for other advanced features in the notebook computer market afford it the opportunity to offer a value-added product in a more competitive manner than is the case with standardized modems. In the past, the Company has sold custom modems to many of the world's leading notebook computer manufacturers, including IBM, NEC, Texas Instruments, Dell, AT&T and Tandy. In addition to its reputation and proven track record, the Company believes that it has a significant market advantage in its engineering capabilities to produce full-featured, high-speed custom modems.

A modem offered by the Company will typically be customized for a particular model of notebook computer and may include one or more of the following attributes: high speed operation, customized connections to other notebook components (e.g. microphones and speakers), customized form factor, and customized power management features.

The Company develops reference designs that incorporate novel technologies and demonstrates them to potential customers as a way to promote its capabilities and technologies. This approach typically results in the development of new features and helps position the Company as an innovator which can bring low-risk innovative solutions to OEM's. For example, in March 1995, IBM introduced the ThinkPad 701C notebook, which for the first time included a number of features previously found only in desktop machines, including the full-duplex speakerphone and telephone answering machine capabilities. These capabilities were supported and made possible by the modem which the Company designed and manufactured under contract with IBM. By the fall of 1996, Toshiba, Compaq, NEC, IBM, and Texas Instruments were advertising notebook computers with similar features. Beginning in the fourth quarter of fiscal 1996, the Company provided modems with these features to NEC and Texas Instruments, and subsequently to AST.

The Company believes that a number of notebook computer manufacturers may continue to require specialized modems for some of their notebook and smaller computers. Modem technology continues to advance quickly and is characterized by a high level of innovation. Digital signal processing and other technologies have made it possible to expand the communications bandwidth; it is now possible to transmit up to 33.6 kbps full duplex over normal dial-up phone lines and in certain cases, when connected to a digitally-connected server, at higher speeds approaching 56 kbps. New telephony features such as full-duplex speakerphone and telephone answering machine capabilities are still being added to notebook computers. Over the coming years, the Company expects that the modem market for notebook computers and other portable computers could be significantly affected by one or more of the following trends: increasing bandwidth, notably the recently introduced, so called 56 kbps modem technologies; digital simultaneous voice and data, enabling voice and data transmissions to be simultaneously transmitted across the same phone connection; video phone capabilities; demand for speakerphone and telephone answering machine functions in a standard PCMCIA form-factor product; low power consumption; small size; and low cost modem technology using the host process for signal processing functions.

In the past, rapid changes in modem technologies have presented the Company with market opportunities. As new technologies and capabilities proliferate, the modem manufacturer that can most quickly integrate these new capabilities into functioning modems may be able to offer the manufacturer of notebook computers and other portable computers a significant competitive advantage.

NETWORK MULTIPLEXERS

Network multiplexers, allow a company to connect its various offices over a single set of communications circuits which carry telephone conversations and faxes while simultaneously providing access to electronic mail, corporate data bases, the Internet, and other local and wide area network services. Such a network can often pay for itself in months, based on savings in telephone service costs. Some users justify the purchase of a network on the basis of the strategic necessity to access data resources, while the savings in telephone and fax costs are sufficient to cover the cost of the network.

The Company's network multiplexer products primarily address the needs of small-to-medium sized businesses. Over the past several years, the Company has added significant capabilities to its network multiplexer products, including compressed speech, fax, and LAN bridging and routing, and has designed into its multiplexers a greater degree of expansibility than most competitive products.

Because of rapid changes in the cost and availability of these services, the buyer of a network for a small to medium sized business is faced with a dilemma. A network purchased today might not support the services that are economically advantageous in six to 24 months. Many of the multiplexer products on the market today are based on a single processor which provides all of the processing capacity to support the circuits connected to the multiplexer. If, at some future date, the user wishes to connect more circuits, higher-speed circuits, or more complex protocol services to the multiplexer, the user may need to replace the multiplexer with one that has more processing power.

Through the use of an innovative multiprocessor architecture, the Company's multiplexers alleviate the need to replace the multiplexer as additional services become available. In addition to the multiplexer's powerful central processor, each line function card that plugs into the multiplexer to connect to external circuits contains its own processor, with compute power appropriate to the speeds and protocol complexity of the circuits it is designed to support. Thus, a user can add increasing numbers of circuits of increasingly high speeds and complex protocols, simply by plugging the appropriate cards into the existing system. The Company refers to this concept as a Future-Proof(TM) system.

Historically, multiplexers were used by small- to medium-sized businesses to connect multiple remote workstations to a host computer over a single dial-up or leased phone line. For example, instead of eight users transmitting data over eight long distance dial-up or leased lines, the users can employ statistical multiplexers to send and receive traffic over one phone line, thus reducing telephone long distance charges. Because the traffic over the circuits from the workstations to the multiplexer is intermittent in nature (rather than occupying all circuits simultaneously), the multiplexer permits all users to operate their workstations during the same period at or near full capacity, with little loss in performance from the users' perspective.

Today, many multiplexer networks for small- to medium-sized businesses are interconnected with 56 kbps leased digital circuits. New services are rapidly becoming available and cost-effective. ISDN service is available in some metropolitan areas with no per-minute fees, resulting in the availability of 128 kbps digital service for less than the cost of a 56 kbps leased circuit.
Tariffs for T1 (a digital service offering 1.544 megabits per second, equivalent to twenty-four 64 kbps circuits) are declining rapidly in certain areas, making this an increasingly attractive alternative. The Company has introduced products that support T1 services and allow companies to take advantage of decreasing T1 price tariffs. During fiscal 1997, the Company introduced its Local Area Network ("LAN") Bridge-Router ("BRouter") product which allows the Company's multiplexer products to be used in a wider variety of LAN applications. Frame relay service is also becoming increasingly available, and is currently a popular alternative to traditional leased circuits due to its pricing and circuit efficiency.

Effective network management is critical to minimize downtime and maximize network productivity. The Company's multiplexer products have built-in features including dial-in password protected access to the multiplexer, remote diagnostic and statistics and local and remote upload/downloading of network configurations that ensure the user is able to cost effectively manage every aspect of its network using a modem and dial-up telephone lines.

                      TECHNOLOGY AND PRODUCT DEVELOPMENT

The Company believes that its product development and design strategy, which seeks to combine the latest industry standards and technologies with its own technological advances, enables the Company to develop and introduce products quickly in response to identified market trends. The Company uses information derived from participation in industry organizations, internal research, third-party publications, customer participation and OEM relationships to identify such trends and make design and product selection decisions.

Such resources are typically relied upon and assimilated by the Company's engineering and technical staff. The staff is assembled on a flexible basis into technology teams divided along product lines to explore and develop new product concepts and additional features and improvements to existing products. The technology development teams work in association with teams of the Company's marketing personnel in the same product lines.

The Company has successfully forged strategic relationships with a number of suppliers, such as Lucent Technologies and Zilog Incorporated, that have allowed it to remain in the forefront of interconnectivity technology advances. In developing these strategic relationships, these suppliers may present new product ideas to the Company before they are generally released to the public, and the Company may work with the suppliers in developing final product proposals. The Company also develops products based upon specific requirements and specifications of its OEM customers in the custom modem business and to a lesser extent in its other product lines develops new products or improvements based upon customer recommendations and testing.

Company-sponsored research and development expenses were $4.9 million, $4.8 million, and $3.1 million for fiscal years 1997, 1996, and 1995, respectively. The Company also capitalized software development costs of $20,000 and $228,000 for fiscal years 1996 and 1995, respectively.

                          MANUFACTURING AND SUPPLIERS

The Company purchases key components used in the manufacture of its products from third party suppliers. The Company ordinarily avoids fixed long-term commitments for components. This allows the Company to better coordinate component inventory build-up and to select suppliers who have the most technologically advanced, cost-effective components available at the time.

The Company's manufacturing operation primarily consists of final assembly, test, and quality control of subassemblies and systems. Rather than incur the higher fixed costs and investment required to be a vertically integrated manufacturer, the Company elects to subcontract portions of the purchasing, circuit board manufacturing, and assembly to others. Once the Company receives shipments of components, it packages and sends them to various domestic third party circuit board assembly houses for automatic placement, soldering and functional testing. This approach allows the Company to more easily adjust its production schedule to match demand, and results in improved cost control and time-to-market responsiveness. Third party circuit board assembly houses are typically chosen by the Company based upon their cost, quality of work and response time.

After the subassemblies are returned to the Company from the assembly houses, they are loaded with the Company's latest proprietary firmware, burned in, tested, inspected and prepared for shipment. This procedure allows the Company to maintain control over the cost and integrity of its products.

                  MARKETING, SALES, DISTRIBUTION AND SUPPORT

In order to successfully penetrate the emerging teleworker market, the Company expects that significant additional resources will need to be expended in order to expand its sales and marketing infrastructure. The Company's primary distribution strategy is to focus on indirect sales channels through large distribution partners that have the distribution power and credibility which the Company believes are needed to effect rapid growth. In June 1997, the Company and Data General, a world-wide supplier of advanced server and storage systems based in Westboro, Massachusetts, announced an agreement in which Data General will sell and provide pre-installation support and installation services for the Be There! system. In September 1997, the Company and Inacom, a global technology management and services company based in Omaha, Nebraska, announced the completion of an agreement for distribution, sales and support. The Company continues to be in discussion with a small number of additional billion dollar-class partners and marketing alliance candidates. The Company is also in discussion with, and in some cases has already signed agreements with, a number of select regional distribution partners, including certain of those distribution partners from its current network multiplexer product line. In addition, the Company is pursuing a number of potential customers on a direct basis, with an internal direct sales and support organization. This internal sales group is primarily targeting customers that can serve as credible reference accounts and large organizations capable of purchasing large quantities of the product.

With respect to its custom modem products, the Company generally conducts its sales and marketing activities through direct personal contact with executive or senior technical staff personnel of OEM customers. The Company and Mr. Sarkissian, its Vice President for Sales and Marketing - OEM Products, are generally well known and respected in the notebook computer industry. The Company also retains a small number of independent representatives that represent the Company with respect to custom modem sales. The Company's sales and marketing efforts are currently focused in the U. S. and Japan.

With respect to its multi-media network multiplexer products, the Company conducts its sales and marketing activities through a combination of distributors, resellers and systems integrators. In many cases, the communications equipment is sold in conjunction with the sale of a computer system or PBX. In these cases, the end user will often accept the recommendation of the systems integrator as to which network equipment to buy. As a result, the Company has focused marketing activities on the resellers and systems integrators as well as the end user.

The Company provides nationwide service, installation, repair and technical support for certain of its products. In July 1997, the Company announced an agreement with Telsource Corporation which expands the support services available to prospective customers. Telsource Corporation provides both remote and on-site Be There! support contracts where customers may contact the 24-hour service center for remote diagnostics and repair, requests for assistance, and spare parts. The Company also provides a technical support hotline to support its service and sales channels. The Company's commitment to providing the excellent support is an essential part of developing long-term relationships with its customers.

                                  COMPETITION

The Company is not currently aware of any product that offers capabilities directly competitive with those of the Be There! system, particularly in the areas of Telepresence transparent access and low-delay multiplexing of voice, data, and fax over ordinary phone lines. Recently, a number of products have been discussed or released that have certain characteristics in common with the Be There! system, and may represent competitive alternatives to prospective Be There! customers. Several of these products have yet to be introduced to the market, and the information that the Company has on them is limited.

Numerous companies, including 3Com/US Robotics, AT&T, MCI, Shiva, Cisco, and Bay Networks, offer products and services that are targeted at teleworkers. Most, if not all, of these companies have greater resources than the Company. One or more of these or other companies might offer in the future an integrated data/voice/fax teleworker solution with capabilities substantially similar to those of the Be There! system, which could have a material adverse effect upon the Company's prospective opportunity in this product line.

The Company's custom modem products compete on the basis of features and functions, time to market and delivery risk, technical support, price, inventory risk and power consumption. In the custom modem business, the Company faces competition from three primary sources. Several notebook computer manufacturers have internal development groups that are capable of delivering custom modems, notably IBM, Compaq, Toshiba, and certain Asian manufacturers. Other modem manufacturers such as 3Com/US Robotics, Hayes, and recently Motorola, are also capable of offering both PCMCIA and custom modem solutions for notebook computers. In addition, the Company has experienced competition from Far East electronics manufacturers who are typically producing other notebook computer parts. These competitors generally have substantially greater financial resources than the Company.

The Company's multi-media network multiplexer products compete on the basis of supplier credibility, recommendation of the systems integrator, modularity and expansibility, reliability, service and support, and price. In selling to resellers and system integrators, additional competitive factors apply, including channel conflict and ease of installation and support. In the multi-media network multiplexer business, the Company competes with Micom (now a subsidiary of Nortel), RAD, Memotec, Nuera, ACT and others. With the introduction of its BRouter product, the Company also competes with certain products offered by Cisco, Bay Networks, 3Com and similar companies. These companies have substantially greater resources than the Company. Higher levels of spending have often permitted these competitors to release new products well in advance of the Company's. In certain cases, such as Micom's introduction of T1 Frame Relay support well in advance of the Company's product, these lead times of the Company's competitors have significantly impaired the Company's competitive position in the market.

Although the Company believes its products are competitive in each of above described areas, there can be no assurance that competitors will not introduce comparable or superior products incorporating more advanced technology at lower prices.

                             INTELLECTUAL PROPERTY

The Company's success depends in part upon its proprietary technology, consisting of both its software programs and its hardware designs. The Company relies upon patent, copyright, trademark and trade secret laws to protect its proprietary technology. The Company generally also enters into nondisclosure agreements with persons to whom it reveals its proprietary information, such as component suppliers and subcontractors and OEMs that the Company works with concerning future products. Although it is unusual in the industry for patents to be of substantial strategic value, the Company has ongoing programs seeking patent and other intellectual property protection for its technologies and products and it sometimes grants licenses of its technology to other companies. There can be no assurance that the Company's present protective measures will be adequate to prevent misappropriation of its technology or independent third party development of the same or similar technology. Many foreign jurisdictions offer less protection of intellectual property rights than the United States, and there can be no assurance that the protection provided to the Company's proprietary technology by the laws of the United States or foreign jurisdictions will be sufficient to protect the Company's technology. While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that the rapid pace of technological change in the remote access products industry will cause other factors to be more significant in maintaining the Company's competitive position. These factors include the technical expertise, knowledge and innovative skill of the Company's management and technical personnel, name recognition, the timeliness and quality of support services provided by the Company and its ability to rapidly develop, produce, enhance and market innovative products.

The Company commonly enters into licensing agreements with suppliers of components that the Company desires to incorporate into its products. The Company may choose to obtain additional licenses in the future, but believes that any necessary licenses could be obtained on terms that would not have a material adverse effect on the Company.

It is common in the computer industry for companies to assert intellectual property infringement claims against other companies. As a consequence, the Company indemnifies some OEM customers in certain respects against intellectual property claims relating to the Company's products. The Company presently is unaware of any material intellectual property claims pending against it. If an intellectual property claim were brought against the Company and one of the Company's products were found to be infringing upon the rights of others, the Company could be required to pay infringement damages, pay licensing fees, modify its products so that they are not infringing or discontinue offering products that were found to be infringing, any of which could materially adversely affect the Company and its results of operations. In addition, the assertion of such claims against one or more of the Company's vendors could adversely affect the availability from those vendors of components used by the Company. See "Certain Business Risks -- Intellectual Property Rights."

                                    BACKLOG

The Company's backlog at June 30, 1997 was not significant. The Company does not believe that its backlog as of any particular date is necessarily indicative of future sales because, as is customary in the industry, the Company allows changes in delivery schedules or certain cancellation of orders without significant penalty and because the time between order placement and shipment is short.

                                   EMPLOYEES

As of June 30, 1997, the Company employed 133 employees, including 40 in manufacturing, 52 in engineering, 21 in sales, marketing and customer support, and 20 in general and administration. None of the Company's employees are represented by a labor union. The Company believes its relations with its employees are good. Competition for qualified personnel in the remote access industry is intense, especially for talented engineers and senior marketing personnel, and the Company believes that its prospects for future growth and success will depend, in significant part, on its ability to retain and continue to attract highly skilled and capable personnel in all areas of operations.

                             CERTAIN BUSINESS RISKS

This Report contains certain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements, which are often identified by words such as "believes," "anticipates," "expects," "estimates," "should," "may," "will" and similar expressions, represent the Company's expectations or beliefs concerning future events. Numerous assumptions, risks and uncertainties, including the factors set forth below, could cause actual results to differ materially from the results discussed in the forward looking statements.

DEPENDENCE ON SUCCESS OF THE BE THERE! SYSTEM

The Company's goal of returning to profitability and developing a more dependable revenue base will depend to a large extent on the success of the Be There! personal multiplexer system. The recently introduced Be There! system represents a new type of product for the Company which is significantly different from the Company's custom modem and network multiplexer products, and presents a unique set of risks and challenges for the Company. Future growth is dependent on the Company's ability to timely and successfully develop and introduce new products, such as the Be There! system, establish new distribution channels, develop affiliations with leading market participants which facilitate product development and distribution, and market existing and new products with service providers, resellers, channel partners and others.

In addition to the potential obstacles associated with the introduction of any new product, in order for the Company to successfully penetrate the emerging teleworker market, the Company must make significant additions to its sales and marketing infrastructure, as well as expand its operational systems.
Competition for qualified personnel is intense in the data communications industry. The Company is in the process of establishing new distribution channels and developing marketing and competitive pricing strategies to penetrate those channels which are substantially different from current marketing strategies. The Company has little experience in marketing the Be There! system to potential customers or through sales channels for such products. The Company has little experience in providing customer support and warranty service for the Be There! system and there can be no assurance that the Company will be successful in providing adequate customer support and warranty service. Furthermore, the costs associated with providing customer support and warranty services cannot be accurately predicted and may have a material adverse effect on the Company's results of operations or financial condition. In addition, the Company may be required to enhance the features and performance, including voice coding characteristics, of the teleworker products in order to achieve wider market acceptance of the products.

The Company's success may also be affected by competition from much larger, more experienced companies, or by the introduction of alternative product solutions or services. Rapidly changing technology, emerging industry standards and the broad array of competing remote access solutions may adversely affect the market acceptance of the Be There! system or cause it to become obsolete. There can be no assurance that the Company will overcome such obstacles, and the failure to do so could have a material adverse effect on the Company's business, results of operations or financial condition.

RECENT OPERATING LOSSES; ADEQUACY OF CAPITAL RESOURCES

The Company has suffered substantial recurring losses and, during fiscal 1997, incurred negative cash flows from operations. There can be no assurance that the Company will return to profitability or will generate future revenue levels sufficient to support operations.

The Company's ability to sustain operations, fund the development and marketing of new products, including the Be There! personal multiplexer, and make future capital expenditures, are highly dependent on existing cash and the ability to raise additional capital, and on some or all of the following: demands on cash to support the custom modem business, final settlement of the shareholder lawsuit, and the Company's return to profitability. The timing and amount of the Company's future capital requirements can not be accurately predicted.

The Company is currently seeking to raise additional capital. There can be no assurance, however, that such efforts will be successful or, if successful, that the amount received will adequately meet the Company's capital requirements until the Company achieves positive cash flow. The Company believes that the failure to obtain adequate capital in the coming months would have a material adverse effect on the Company's operations. See Management's Discussion and Analysis of Financial Condition and Results of Operations and note 1 to the Company's financial statements appearing elsewhere in this report.

RAPID TECHNOLOGICAL CHANGE

The market for the Company's products is characterized by rapidly changing technology, emerging industry standards, product proliferation and short product life cycles. The Company believes that its future success will depend upon its ability to enhance its existing products and to develop and introduce new products which conform to or support emerging data communications standards, meet a wide range of evolving user needs, and achieve market acceptance. The introduction of new or enhanced products requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories, and ensure that adequate supplies of new products can be delivered to meet customer demand. There can be no assurance that the Company will succeed in developing and marketing such products or that the Company will be able to respond effectively to technological changes, emerging industry standards, or new product introductions by others. Furthermore, there can be no assurance that competitors will not introduce products or services incorporating technology as advanced or more advanced than the Company's, thereby rendering the Company's products or technologies uncompetitive or obsolete. In addition, as the technical complexity of new products increases, it may become increasingly difficult to introduce new products quickly and according to schedule. Delays in developing or shipping new or enhanced products, which the Company has experienced in the past, could adversely affect the Company's operating results. Conversely, the growth of the market for communications products has been driven in part by the rapid technological change experienced by that market. There can be no assurance that such rapid technological change will continue or that the telecommunications infrastructure will have the capacity to support such products. Any of these factors could adversely affect the market for the Company's products and its operating results.

UNPREDICTABILITY OF TELEWORKER MARKET

The teleworker market is rapidly changing. The growth and size of the teleworker market may be affected by various factors, including changes in market trends and market needs and changes in technology. There can be no assurance that the actual rate of growth and size will reach expected levels. In addition, the Company's teleworker products have not yet achieved market acceptance. There can be no assurance that the product concept will be accepted by the market or, if accepted, to what extent it will be accepted, or that the feature sets and performance of the Company's products are sufficient to meet customers' needs. The Company's products will compete with a broad array of remote access solutions and there can be no assurance that the Company will be able to compete successfully. If the teleworker market does not develop as expected, or if the Company's strategies for this market are unsuccessful, the Company's business, results of operations, or financial condition may be adversely affected.

COMPETITION

The communications industry is intensely competitive. The Company currently competes principally in the markets for high-speed custom data/fax modems and network multiplexer products. Many of the Company's existing and potential competitors (including certain of the Company's customers and suppliers) have far more extensive financial, engineering, product development, manufacturing and marketing resources than the Company. Many of these competitors have greater brand recognition, thereby placing the Company at a competitive disadvantage. In addition, some competitors, including many foreign competitors, have a lower cost structure that will allow them a competitive advantage on the basis of price. The Company's products and services compete on the basis of a number of factors, including, in the case of the custom modem business, time to market and delivery risk, price, quality, features and functions, power consumption, and manufacturing rights, and, in the case of the network multiplexer business, recommendations of the systems integrators, features and functions, modularity and expansibility, reliability, service and support, supplier credibility, and price.

In addition to many of the competitive factors inherent to both the custom modem and the network multiplexer businesses, the Company's teleworker products will compete in areas in which the Company may not have the experience or resources to address. With the introduction of the Be There! personal multiplexer system, the Company can be expected to compete with competitors with whom the Company has had little or no experience. There can be no assurance that competitors will not introduce products or services incorporating technology as advanced or more advanced than the Company's or that changes in the communications environment will not render competitors' product solutions more attractive to the customer than the Company's solutions.

Competitive pressures often necessitate price reductions which the Company may not be able to achieve or which could adversely affect profit margins and operating results. In addition, the Company expects to encounter an increased number of well-established competitors, many of whom have far greater financial, marketing, technical and other resources and experience, as it enters new areas of the communications market. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products and services than the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, results of operations or financial condition.

DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS; FLUCTUATIONS IN PERIOD TO PERIOD OPERATING RESULTS

Historically, custom modem shipments to a small number of customers that change from year to year have represented a large portion of the Company's total revenue. For example, revenue from custom modem shipments to NEC and Texas Instruments, the Company's two largest customers in fiscal 1997, accounted for approximately 67% of the Company's total revenues for such fiscal year. However, shipments under contracts with NEC and Texas Instruments were substantially completed during fiscal 1997. The Company believes that its custom modem business will, for the foreseeable future, continue to be characterized by a small number of contracts, each typically with the bulk of volume deliveries over a six month period or less. The Company has experienced gaps between the expiration of one contract and the commencement of another. To the extent such gaps continue, the Company anticipates large fluctuations in the Company's revenue from custom modems. As long as the custom modem business continues to dominate the Company's revenue, the Company anticipates continued fluctuations between periods of profit and loss from custom modem products. Additionally, although the Company has not yet recorded significant revenue from its teleworker products, the Company is currently targeting large corporations as potential users of its teleworker products in addition to smaller potential users. If the Company is successful in attracting such large customers (as to which there can be no assurance), the Company could experience fluctuations in revenue similar to those experienced as a result of the custom modem business. A reduction or delay in orders or a delay or default in payment by a major customer, or the loss of such a customer, could have a material adverse effect on the Company's results of operations.

In addition to the factors set forth above, the results for a particular quarter or other period may vary due to the overall state of the communications products market, pricing and other competitive conditions, market acceptance of the Company's products or its OEM customers' products, the timing of the announcement and introduction of new products by the Company and its competitors, variations in the Company's product mix and component costs (which may vary substantially between the Company's product lines), the financial stability of the Company's customers, the timing of expenditures in anticipation of future sales, the timing of product development costs, and economic conditions generally. The Company expects that its operating results will continue to fluctuate from period to period in the future as a result of the factors described herein and other factors. Any of these factors could materially adversely affect the Company's results of operations.

SHAREHOLDER LAWSUIT

On November 28, 1995, Guy and Carolyn Caspary and Tarik Hussain filed a class action shareholder lawsuit against the Company and certain of its officers -- Herbert T. Hensley, former Chairman of the Board, W. B. Barker, President and Chief Executive Officer, Gregory T. Skalla, Vice President-Finance and Chief Financial Officer, and Leven E. Staples, former Vice President and Chief Technical Officer. The lawsuit was filed in the United States District Court in San Antonio, Texas. The plaintiffs allege that the defendants violated certain provisions of the federal securities laws, including Rule 10b-5 under the Securities Exchange Act of 1934. The plaintiffs claim that during a class period of January 26, 1995 through October 13, 1995, the Company issued misleading and incomplete information to the investing public for the purpose of raising the price of the Company's stock, thereby permitting some of the defendants to profit from this rise by selling their stock at artificially inflated prices. The plaintiffs claim that public statements made during the class period noting the growth of the Company's backlog were misleading because the Company did not also disclose that orders included in its backlog were subject to cancellation and that revenues were likely to be short-lived due to the limited duration of shipments under the contract. On December 15, 1995, a lawsuit was filed with identical allegations by Sylvio L. Marcoccia, on behalf of himself and all others similarly situated. On February 23, 1996, the Caspary and Marcoccia cases were consolidated, and the style of the case was changed to In re Data Race, Inc. Securities Litigation.

On July 29, 1997, the Company and the plaintiffs agreed to settle the In re Data Race Securities Litigation. If the lawsuit were settled in accordance with this agreement, the Company's insurance carrier would pay $800,000 in cash and the Company would contribute 10,000 shares of Common Stock. The Company believes that the case is absolutely without merit, and that neither the Company nor any of the other defendants committed any of the alleged wrongdoings. The Company decided to accept the settlement agreement based on the advice of counsel that the costs to the Company of defending the lawsuit could exceed the costs to the Company of the proposed settlement, and based on the unpredictable results of jury trials. The settlement is contingent upon execution of a definitive settlement agreement, U.S. District Court approval and certain other conditions. There can be no assurance that all such conditions will be satisfied. In the event final settlement is not reached, the Company intends to continue to vigorously defend against the claims made in the lawsuit. The Company is unable, however, to predict the costs to be incurred to resolve the lawsuit in the event settlement is not reached on the terms set forth in the preliminary settlement agreement. The Company is required under certain circumstances to indemnify the named officers against losses incurred as a result of the lawsuit.

DEPENDENCE ON KEY EMPLOYEES

The Company's ability to implement its strategies depends upon its ability to retain and continue to attract highly talented managerial and technical personnel. The Company is especially dependent on its key technical personnel to remain in the forefront of technological advances, its custom modem sales executives to maintain close relationships with the Company's OEM customers and on its teleworker products sales executives to develop and implement its sales strategies for the teleworker products. Competition for qualified personnel is intense in the data communications industry. All of the Company's senior executives, including W. B. Barker, the Company's Chief Executive Officer, are employed on an "at-will" basis. There can be no assurance that the Company will retain its key managerial and technical employees or that it will attract and assimilate such employees in the future. The loss of key management or technical personnel could materially and adversely affect the Company's business, results of operations, and financial condition.

DEPENDENCE ON SUPPLIERS

The Company manufactures its products using components or subassemblies procured from third party suppliers. Certain of these components, including certain critical microchips, are available only from a single source, and others are available only from a limited number of sources. A substantial majority of the Company's sales have been from products containing one or more components which are available from single supply sources. The Company has no guaranteed supply arrangements. In addition, the Company is dependent on worldwide conditions in the semiconductor market. If the Company were unable to obtain a sufficient supply of such components from its current sources, it could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. In the past, the Company has experienced supply shortages that have delayed product shipments. From time to time, the Company is subject to allocation arrangements with certain of its suppliers by which it receives a portion of its orders for components which are in short supply. In addition, due to the Company's dependence on third party suppliers, the Company is not always able to control the quality and reliability of the components it uses to manufacture its products. Supply shortages or deficiencies in the quality or reliability of components may result in delays or reductions in product shipments. Such delays or reductions could adversely affect the Company's operating results and damage customer relationships. Further, a significant increase in the price of one or more of these components could adversely affect the Company's operating results.

DEPENDENCE ON MANUFACTURERS

The Company utilizes the services of third party manufacturers in the assembly of certain of its products. Due to this reliance on third party manufacturers, the Company is not always able to exercise direct control over quality and manufacturing costs. In addition, from time to time, the Company may experience difficulties in scheduling production of its products due to other demands placed upon the third party manufacturers. Delays in scheduling production or deficiencies in quality may adversely affect the Company's operating results and damage customer relationships. Furthermore, a significant increase in manufacturing costs attributable to the foregoing factors could adversely affect the Company's operating results.

SALES CHANNEL RISKS

The Company has derived a significant amount of its revenue from sales to its national, regional and international distributors, resellers, and other strategic marketing partners. In addition, the Company anticipates that the success of the Be There! products will depend, in large part, on its ability to market through distributors, resellers, and other strategic marketing partners. Independent distributors, resellers, and other strategic marketing partners are not typically contractually committed to future purchases of the Company's products and therefore could discontinue carrying the Company's products at any time in favor of a competitor's products or for any other reason. The loss of any of the Company's major distributors or resellers could have a significant adverse effect on the Company's operating results. The Company has also derived a significant amount of its revenue from sales to notebook computer manufacturers. Such manufacturers have significantly different requirements from independent distributors and resellers. Notebook computer manufacturers may also require special distribution arrangements and product pricing. The Company's relationships with notebook computer manufacturers exist on a contract-by-contract basis. The loss of certain of the Company's key custom modem sales and marketing employees could adversely affect the Company's ability to maintain such relationships and enter into new contracts with notebook computer manufacturers. There can be no assurance that the Company will be successful in developing products for sales to notebook computer manufacturers or maintaining or increasing sales to such manufacturers. Failure of the Company to successfully develop, manufacture and market its products for any of these sales channels could have a material adverse effect on the Company's results of operations.

INVENTORY MANAGEMENT

From time to time, the Company has experienced significant increases in its levels of inventory, in order to meet production requirements of existing or anticipated orders, or as the result of delays in receiving certain components, such as critical chipsets, from suppliers and the concurrent accumulation of other inventory. Increased levels of inventory could adversely affect the Company's liquidity, increase the risk of inventory obsolescence (from cancellation of orders, failure to receive anticipated orders or otherwise), or increase the risk of a decline in market value of such inventory or losses from theft, fire, or other similar occurrences. The failure of the Company to effectively manage its purchasing activities and inventory levels could have a material adverse effect on the Company's financial condition and results of operations.

INTELLECTUAL PROPERTY RIGHTS

The Company's success depends in part upon its technological expertise and proprietary product designs. The Company relies upon its trade secret protection efforts and, to a lesser extent, upon patents and copyrights to protect its proprietary technologies. There can be no assurance that these steps will be adequate to deter misappropriation or infringement of its proprietary technologies or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States, and there can be no assurance that United States or foreign laws will be adequate to protect such proprietary rights.

The Company expects that remote access technologies and know-how in general will become increasingly valuable intellectual properties as competition intensifies. The Company believes this increasing value represents a competitive environment where intellectual property disputes are likely to arise. Intellectual property disputes may be initiated against the Company for tactical purposes to gain competitive advantage or overcome competitive disadvantage, even if the merits of a specific dispute are doubtful. In certain cases, the Company grants or may grant certain licenses of its intellectual property rights. In the future, the Company may be required to bring or defend against litigation to enforce any patents issued or assigned to the Company, to protect trademarks, trade secrets, and other intellectual property rights owned by the Company, to defend the Company against claimed infringement of the rights of others, to resolve disputes under technology license arrangements, and to determine the scope and validity of the proprietary rights of others. Any litigation could be costly and a diversion of management's attention, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's limited resources may limit its ability to bring or defend against any such litigation. Adverse determinations in litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is currently required to obtain licenses for various technologies used in many of the Company's products. There can be no assurance that the Company will continue to be able to obtain such licenses on commercially reasonable terms. Finally, the Company's ability to purchase components could be adversely affected in the event infringement claims are brought against the Company's suppliers.

REGULATORY STANDARDS

The Company's products are subject to regulation by the Federal Communications Commission (the "FCC"), and each of the Company's products must typically be tested before it can be introduced into the market. In addition, each OEM notebook computer that utilizes one of the Company's custom modems may also be required to be certified for conformance to FCC regulations before any sale of such product. The inability of the Company's products to conform to FCC regulations or the failure of the Company's products to meet FCC testing requirements could delay the introduction of the Company's products into the market, damage the Company's relationships with its OEMs, and otherwise adversely affect the Company. Foreign authorities often establish telecommunications standards different from those in the United States, making it difficult and more time consuming to obtain the required regulatory approvals. A significant delay in obtaining such regulatory approvals could have an adverse effect on the Company's operating results. Furthermore, changes in such laws, regulations, policies, or requirements could affect the demand for the Company's products or result in the need to modify products, which might involve substantial costs or delays in sales and could have an adverse effect on the Company's future operating results.

POTENTIAL REDEMPTION OF CONVERTIBLE PREFERRED STOCK

As of September 30, 1997, 4,195 shares of the originally issued 5,000 shares of the Convertible Preferred Stock had been converted into 570,839 shares of Common Stock. Pursuant to regulations of the National Association of Securities Dealers, Inc., in the absence of shareholder approval, the Company may not issue, in the aggregate, more than 965,625 shares of Common Stock upon conversion of the Convertible Preferred Stock and the exercise of the Common Stock Purchase Warrants issued in connection therewith. The actual number of shares of Common Stock to be issued upon conversion of the Convertible Preferred Stock will depend on the average closing price of the Common Stock prior to conversion. The Company is obligated to redeem any shares of Convertible Preferred Stock which may not be converted and any Common Stock Purchase Warrants which may not be exercised as a result of such regulatory limitation. The cash demands to fund such a redemption may adversely affect the Company's ability to make future capital expenditures and fund the development and launch of new products, including the continued development of the telecommuter business. There can be no assurance that the Company will have cash available to fund such a redemption.

ANTI-TAKEOVER MEASURES

The Company recently adopted a shareholder rights plan in an effort to guard against abusive tactics which could deprive shareholders from realizing the long-term value of their investment in the Company. In addition, certain provisions of the Company's Articles of Incorporation may have the effect of discouraging unsolicited proposals for acquisition of control of the Company. The Company's Board of Directors can, without obtaining shareholder approval, issue shares of no par value preferred stock of the Company having rights that could adversely affect the voting power of holders of the Common Stock, including the right to vote as a class on any proposed change of control. Such an issuance could have the effect of delaying, deferring, or preventing a change of control of the Company and might make it difficult to replace incumbent management.

Certain provisions of Texas corporate law, including the recently enacted "Business Combination Law," could also have the effect of hindering or delaying a takeover bid for the Company. Such provisions may inhibit takeover bids and decrease the chance of shareholders realizing a premium to the then market price of the Common Stock as a result of a takeover bid.

PRICE VOLATILITY

The market price of the Company's Common Stock has been, and may continue to be, highly volatile. The Company believes that factors such as quarterly fluctuations in results of operations, adverse circumstances affecting the introduction or market acceptance of new products offered by the Company, changes in or cancellations under existing contracts, changes in the market success of notebook computers and other products which utilize or incorporate the Company's products, announcements of new products by competitors, changes in earnings estimates by analysts, changes in accounting principles, sales by existing shareholders (including sales from time to time of Common Stock issued upon conversion of the Convertible Preferred Stock), short selling, loss of key personnel, and other factors will continue to cause the market price of the Company's Common Stock to fluctuate substantially. In addition, stock prices for many technology companies, including the Company, fluctuate widely for other reasons (such as market perception of high technology industries) unrelated to operating results or the Company. These fluctuations as well as general economic, political and market conditions, such as recessions or military conflicts, may adversely affect the market price of the Company's Common Stock. Changes in the price of the Company's Common Stock could affect the Company's ability to successfully attract and retain qualified personnel or complete other transactions in the future. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against companies with fluctuating stock prices. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's operating results and financial condition. During the period from July 1, 1996 to June 30, 1997, the closing price of the Company's Common Stock as reported on the Nasdaq National Market ranged from a low of $5.375 per share on July 30, 1996 to a high of $24.375 per share on December 30, 1996. On October 2, 1997, the closing price of the Company's Common Stock as reported on the Nasdaq National Market was $8.312 per share.


ITEM 2. PROPERTIES
------------------

The Company's corporate headquarters and facilities for manufacturing, distribution, engineering, product development, sales, and sales support are currently located in two buildings totaling approximately 50,000 square feet of leased space in San Antonio, Texas. The buildings, consisting of approximately 21,000 and

29,000 square feet, are subject to ten- and seven-year leases, respectively, which commenced in April 1996. The Company has also leased a third adjacent parcel of property upon which an additional building could be constructed if necessary. The Company has a purchase option, exercisable through November 1998, to acquire all leased parcels at an escalating purchase price.

The Company believes that its existing facilities are adequate to meet current requirements, including foreseeable short-term requirements to support the growth of its personal multiplexer business, and believes that suitable additional space will be available as needed to accommodate any future expansion of its operations.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

On November 28, 1995, Guy and Carolyn Caspary and Tarik Hussain filed a class action shareholder lawsuit against the Company and certain of its officers -- Herbert T. Hensley, former Chairman of the Board, W. B. Barker, President and Chief Executive Officer, Gregory T. Skalla, Vice President-Finance and Chief Financial Officer, and Leven E. Staples, former Vice President and Chief Technical Officer. The lawsuit was filed in the United States District Court in San Antonio, Texas. The plaintiffs allege that the defendants violated certain provisions of the federal securities laws, including Rule 10b-5 under the Securities Exchange Act of 1934. The plaintiffs claim that during a class period of January 26, 1995 through October 13, 1995, the Company issued misleading and incomplete information to the investing public for the purpose of raising the price of the Company's stock, thereby permitting some of the defendants to profit from this rise by selling their stock at artificially inflated prices. The plaintiffs claim that public statements made during the class period touting the growth of the Company's backlog were misleading because the Company did not also disclose that orders included in its backlog were subject to cancellation and that revenues were likely to be short lived due to the limited duration of shipments under the contract. On December 15, 1995, a lawsuit was filed with identical allegations by Sylvio L. Marcoccia, on behalf of himself and all others similarly situated. On February 23, 1996, the Caspary and Marcoccia cases were consolidated, and the style of the case was changed to In re Data Race, Inc. Securities Litigation.

On July 29, 1997, the Company and the plaintiffs agreed to settle the In re Data Race Securities Litigation. If the lawsuit were settled in accordance with this agreement, the Company's insurance carrier would pay $800,000 in cash and the Company would contribute 10,000 shares of Common Stock. The Company believes that the case is absolutely without merit, and that neither the Company nor any of the other defendants committed any of the alleged wrongdoings. The Company decided to accept the settlement agreement based on the advice of counsel that the costs to the Company of defending the lawsuit could exceed the costs to the Company of the proposed settlement, and based on the unpredictable results of jury trials. The settlement is contingent upon execution of a definitive settlement agreement, U.S. District Court approval and certain other conditions. There can be no assurance, that all such conditions will be satisfied. In the event final settlement is not reached, the Company intends to continue to vigorously defend against the claims made in the lawsuit. The Company is unable, however, to predict the costs to be incurred to resolve the lawsuit in the event settlement is not reached on the terms set forth in the preliminary settlement agreement. The Company is required under certain circumstances to indemnify the named officers against losses incurred as a result of the lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         ----------------------------------------------------------------
         MATTERS
         -------

The Company's Common Stock has been traded on the Nasdaq National Market under the symbol RACE since the Company's initial public offering on October 7, 1992. The following table sets forth, for the two most recent fiscal years, ended June 30, 1996 and June 30, 1997, on a per share basis, the range of high and low last reported sale prices for the Company's Common Stock as quoted on the Nasdaq National Market. These price quotations reflect interdealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.



                                              High         Low
     July 1, 1995 to September 30, 1995      12           4   1/8
     October 1, 1995 to December 31, 1995     6  1/4      3   5/8
     January 1, 1996 to March 31, 1996        5  5/8      3   7/8
     April 1, 1996 to June 30, 1996           8  3/8      3   3/4
     July 1, 1996 to September 30, 1996       7  3/4      5   3/8
     October 1, 1996 to December 31, 1996    24  3/8      7  7/16
     January 1, 1997 to March 31, 1997       22  3/4     12   1/8
     April 1, 1997 to June 30, 1997          16  1/8      8   7/8


As of September 30, 1997, the last sale price of the Company's Common Stock as reported on the Nasdaq National Market was $8.69. As of September 30, 1997 there were 184 shareholders of record, although the Company believes that the number of beneficial owners is significantly greater.

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

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------


The selected data presented below for, and as of the end of, each of the fiscal years in the five-year period ended June 30, 1997, are derived from the audited financial statements of DATA RACE, Inc. The selected financial data should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                             FISCAL YEARS ENDED JUNE 30,
                                                    ---------------------------------------------
                                                      1997     1996     1995      1994     1993
                                                    --------  -------  -------   -------  -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING STATEMENT DATA:
Total revenue....................................    $19,788  $17,232  $30,380  $ 23,124  $43,934
Cost of revenue..................................     14,561   13,839   21,959    26,638   27,286
                                                      ------   ------   ------    ------   ------
   Gross profit (loss)...........................      5,227    3,393    8,421    (3,514)  16,648
                                                      ------   ------   ------    ------   ------
Operating expenses:
  Engineering and product development............      4,882    4,784    3,134     3,150    2,726
  Sales and marketing............................      4,156    4,081    3,540     6,418    4,623
  General and administrative.....................      2,682    3,233    1,983     3,215    1,884
                                                      ------   ------   ------    ------   ------
   Total operating expenses......................     11,720   12,098    8,657    12,783    9,233
                                                      ------   ------   ------    ------   ------
    Operating income (loss)......................     (6,493)  (8,705)    (236)  (16,297)   7,415
                                                      ------   ------   ------    ------   ------
Other income (expense), net......................        201      386      267        94      199
                                                      ------   ------   ------    ------   ------
Income (loss) before income taxes and cumulative
 effect of change in accounting for income taxes      (6,292)  (8,319)      31   (16,203)   7,614
Income tax expense (benefit).....................          -        -        -      (659)   2,698
                                                      ------   ------   ------    ------   ------
Income (loss) before cumulative effect of change
 in accounting for income taxes..................     (6,292)  (8,319)      31   (15,544)   4,916
Cumulative effect of change in accounting for
 income taxes....................................          -        -        -        27        -
                                                      ------   ------   ------    ------   ------
    Net income (loss)............................    $(6,292) $(8,319) $    31  $(15,517) $ 4,916
                                                      ------   ------   ------    ------   ------
Earnings per share:
  Net income (loss)..............................    $(6,292) $(8,319) $    31  $(15,517) $ 4,916
  Effect of beneficial conversion features of
   convertible preferred stock...................     (2,063)       -        -         -        -
                                                      ------   ------   ------    ------   ------
  Net income (loss) applicable to common stock...    $(8,355) $(8,319) $    31  $(15,517) $ 4,916
                                                      ------   ------   ------    ------   ------

  Income (loss) before cumulative effect of
   change in accounting for income taxes per
   common share..................................    $ (1.71) $ (1.77) $  0.01  $  (3.47) $  1.12
  Cumulative effect of change in accounting for
   income taxes per common share.................          -        -        -      0.01        -
                                                      ------   ------   ------    ------   ------
  Net income (loss) per common share.............    $ (1.71) $ (1.77) $  0.01  $  (3.46) $  1.12
                                                      ------   ------   ------    ------   ------
Weighted average shares outstanding..............      4,873    4,688    4,773     4,481    4,409

BALANCE SHEET DATA (AT YEAR END):
Working capital..................................    $ 4,888  $ 5,644  $13,692  $ 12,558  $25,404
Total assets.....................................      9,470   12,495   20,327    20,038   38,569
Current maturities of long-term debt.............          -        -        -        13       44
Earnout payable..................................          -        -        -        90      921
Long-term debt, net of current maturities........          -        -        -         -       13
Shareholders' equity.............................      6,863    7,956   16,164    15,728   31,075

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------


RESULTS OF OPERATIONS


The following table sets forth for the fiscal years indicated the percentage of total revenue represented by items reflected in the Company's statements of operations.

                                                           PERCENTAGE OF TOTAL                               PERCENTAGE
                                                         REVENUE FOR FISCAL YEARS                        INCREASE(DECREASE)
                                                              ENDED JUNE 30,                              FROM PRIOR YEAR
                                           -------------------------------------------------     ------------------------------
                                                 1997              1996              1995              1997             1996
                                           -------------     -------------     -------------     -------------    -------------
OPERATING STATEMENT DATA:
Total revenue...........................           100.0%            100.0%            100.0%             14.8%           (43.3%)
Cost of revenue.........................            73.6              80.3              72.3               5.2%           (37.0)
                                           -------------     -------------     -------------
    Gross profit (loss).................            26.4              19.7              27.7              54.1            (59.7)
                                           -------------     -------------     -------------
Operating expenses:
  Engineering and product development...            24.7              27.8              10.3               2.0             52.6
  Sales and marketing...................            21.0              23.7              11.7               1.9             15.3
  General and administrative............            13.5              18.7               6.5             (17.1)            63.0
                                           -------------     -------------     -------------

    Total operating expenses............            59.2              70.2              28.5              (3.1)            39.7
                                           -------------     -------------     -------------

Operating loss..........................           (32.8)            (50.5)             (0.8)                *                *
Other income (expense), net.............             1.0               2.2               0.9             (48.1)            44.6
                                           -------------     -------------     -------------

Income (loss) before income tax.........           (31.8)            (48.3)              0.1                 *                *
Income tax (expense) benefit............               -                 -                 -                 -                -
                                           -------------     -------------     -------------
     Net income (loss)..................           (31.8%)           (48.3%)             0.1%                *                *
                                           -------------     -------------     -------------

*     Not meaningful

From its inception in 1983, the Company has designed, manufactured and marketed advanced technology communication products. The Company's strategy is to provide innovative, early to market, high-value-added solutions to meet the needs of knowledge workers remote from their headquarters office.

Historically, sales of custom modem products to notebook computer manufacturers have represented a large portion of the Company's total revenue. The number of notebook computer manufacturers is relatively small, and the number of new notebook computers introduced each year which utilize custom modems are limited. Therefore, the Company's custom modem sales are characterized by a small number of contracts, often with gaps between the expiration of one contract and the commencement of another. To the extent that such gaps continue, the Company anticipates large fluctuations in the Company's revenue from custom modems.

Custom modem products generally yield lower gross margins than the Company has historically achieved from its network multiplexer products. The Company and its competitors typically bid for jobs at prices which yield very low initial margins, relying on rapid decreases in component costs to increase the margin to acceptable levels over the life of the contract. In contrast to the higher gross margin network multiplexer products, the Company has historically incurred lower sales and marketing expenses to support the custom modem products.

The Company's goal of returning to profitability and developing a more dependable revenue base depends to a large extent on the success of the Be There! personal multiplexer system. The Be There! system represents a new type of product for the Company which is significantly different from the Company's custom modem and network multiplexer products. Although the Company has not recorded significant revenue from sales of the Be There! system, the Company has expended substantial resources on its development and introduction. In order to successfully penetrate the emerging teleworker market, the Company expects that significant additional resources will need to be expended in order to expand its sales and marketing infrastructure and operational systems, and to finance inventory and receivables.

FISCAL 1997 COMPARED TO FISCAL 1996

Total revenue in fiscal 1997 increased 15% to $19.8 million from $17.2 million in fiscal 1996, primarily due to increased revenue from custom modem revenue. Revenue from custom modem products increased to $15.6 million in fiscal 1997 from $10.6 million in fiscal 1996, an increase of 46%, which was primarily due to shipments to NEC Technologies, Inc. (NEC), Texas Instruments (TI) and AST Research, Inc. (AST) under contracts which were substantially completed in fiscal 1997. Revenue from shipments to NEC and TI, the Company's largest customer and second largest customers in fiscal year 1997, represented 46% and 21%, respectively, of total fiscal year 1997 revenue.

The Company believes that custom modem revenue, if any, will continue to be characterized by a small number of large contracts, each typically with volume deliveries over a short period. The active market life of a notebook computer has continued to shorten and is now typically six months or less. To the extent to which there continue to be gaps between the completion of one contract and the commencement of another, the Company anticipates large fluctuations in revenue from custom modems. As long as the custom modem business continues to dominate the Company's revenue, the Company anticipates continued fluctuation between periods of profit and loss from custom modem products.

Network product revenue decreased by 38% during fiscal 1997 to $4.1 million from $6.6 million in fiscal 1996 primarily due to continued competitive pressures with regard to feature sets.

The cost of revenue in fiscal 1997 was $14.6 million, resulting in a gross profit of $5.2 million compared to $3.4 million of gross profit in fiscal 1996. Gross profit margin increased to 26% in fiscal year 1997 from 20% for fiscal 1996, primarily due to improved manufacturing variances attributable to increased production volumes.

Engineering and product development expenses increased to $4.9 million in fiscal 1997 from $4.8 million in fiscal 1996. Engineering and product development expenses were 25% of revenue in fiscal 1997 compared to 28% in fiscal 1996. The decrease in spending as a percent of revenue was primarily caused by the increase in total revenue during fiscal 1997.

Sales and marketing expenses increased during fiscal 1997 to $4.2 million from $4.1 million in fiscal 1996. Sales and marketing expenses in fiscal 1997 were 21% of revenue, down from 24% of fiscal 1996 revenue, primarily due to the increase in fiscal 1997 revenue.

General and administrative expenses decreased by 17% to $2.7 million in fiscal 1997 from $3.2 million in fiscal 1996. The decrease was primarily caused by reduced costs for legal expenses associated with the shareholder lawsuit. General and administrative expenses decreased to 13% of revenue in fiscal 1997 from 19% in fiscal 1996 primarily due to the reasons described above and the increase in revenue during fiscal 1997.


FISCAL 1996 COMPARED TO FISCAL 1995

Total revenue in fiscal 1996 decreased 43% to $17.2 million from $30.4 million in fiscal 1995, primarily due to substantially reduced revenue from custom modem products. Revenue from custom modem products decreased to $10.6 million in fiscal 1996 from $22.1 million in fiscal 1995, a decrease of 52%, which was primarily due to completion in the first half of fiscal 1996 of a contract with IBM. Revenue from shipments to and cancellation fees from IBM, the Company's largest customer in fiscal year 1996, represented 46% of total revenue.

Network product revenue decreased by 21% during fiscal 1996 to $6.6 million from $8.3 million in fiscal 1995 primarily due to past product reliability problems and increased competitive pressures.

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

Sales and marketing expenses increased 15% during fiscal 1996 to $4.1 million from $3.5 million in fiscal 1995. This increase was primarily due to increased trade show and advertising expenses, personnel-related costs, and travel expenses. Sales and marketing expenses in fiscal 1996 were 24% of revenue, up from 12% of fiscal 1995 revenue primarily due to the reasons described above and the decrease in fiscal 1996 revenue.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Operating losses have had and continue to have a significant negative effect on the Company's cash balance. At June 30, 1997, the Company had $4,536,000 in cash and cash equivalents, compared to $6,377,000 at March 31, 1997.

The Company's ability to sustain operations, fund the development and marketing of new products, including the Be There! personal multiplexer, and make future capital expenditures, are highly dependent on existing cash and the ability to raise additional capital, and on some or all of the following: demands on cash to support the custom modem business, final settlement of the shareholder lawsuit, and the Company's return to profitability. The timing and amount of the Company's future capital requirements cannot be accurately predicted. The Company does not anticipate a return to profitability as long as its expenditures on the Be There! system remain disproportionate to attendant revenue.

The Company is currently seeking to raise approximately $8 million in additional capital. There can be no assurance, however, that such efforts will be successful. The Company believes that the failure to obtain adequate capital in the coming months would have a material adverse effect on the Company's operations.

In January 1997, the Company received net proceeds of $4,619,00 from the issuance of convertible preferred stock and related warrants to purchase 45,800 shares of common stock at an exercise price of $16 3/8. The convertible preferred stock is redeemable under certain circumstances. See note 6 to the Company's financial statements appearing elsewhere in this report and "Certain Business Risks - Potential Redemption of Convertible Preferred Stock".

The Company maintains a $1,500,000 revolving line of credit from a financial institution. The line of credit has a term of one year and an interest rate of prime plus 1%. The Company must meet certain covenants, including profitability covenants, to draw under the line of credit. The line of credit is secured by a first lien on the Company's assets. The Company is prohibited from taking certain actions, including paying dividends, without the lender's consent. The Company has not drawn on the line of credit and is not currently in compliance with the profitability covenant necessary to ensure it could draw on the line in the future.

ACCOUNTING FOR EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. FASB Statement No. 128 supersedes APB Opinion No. 15, Earnings Per Share, and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). It replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Statement No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier adoption is not permitted.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

INDEX TO FINANCIAL STATEMENTS
                                                                            PAGE
Independent Auditors' Reports............................................... 31
Financial Statements
      Balance Sheets at June 30, 1997 and 1996.............................. 32
      Statements of Operations for the years ended
        June 30, 1997, 1996 and 1995........................................ 33
      Statements of Shareholders' Equity for the
        years ended June 30, 1997, 1996 and 1995............................ 34
      Statements of Cash Flows for the years ended
        June 30, 1997, 1996, and 1995....................................... 35
Notes to Financial Statements............................................... 36


  All schedules are omitted, because they are not required, are not applicable, or the information is included in the financial statements and notes thereto.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders

DATA RACE, Inc.:

We have audited the accompanying balance sheets of Data Race, Inc. as of June 30, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data Race, Inc. as of June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and, during fiscal 1997, incurred negative cash flows from operations. These conditions along with other matters discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                           KPMG PEAT MARWICK LLP
SAN ANTONIO, TEXAS
SEPTEMBER 30, 1997

                                DATA RACE, Inc.
                                BALANCE SHEETS


                                                                               AS OF JUNE 30,
                                                                     ----------------------------------
                                                                         1997                  1996
                                                                     ------------          ------------
ASSETS

Current assets:
   Cash and cash equivalents..............................           $  4,535,768          $  3,990,435
   Accounts receivable, net...............................              1,879,656             2,034,874
   Inventory..............................................              1,056,999             4,111,209
   Prepaid expenses and deposits..........................                 22,889                46,906
                                                                     ------------          ------------
       Total current assets...............................              7,495,312            10,183,424

   Property and equipment, net............................              1,932,317             2,198,954
   Other assets net.......................................                 42,689               112,392
                                                                     ------------          ------------
       Total assets.......................................           $  9,470,318          $ 12,494,770
                                                                     ============          ============


 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable.......................................           $    912,522          $  2,400,507
   Accrued expenses.......................................              1,693,265             1,652,641
   Other taxes payable....................................                      -               166,156
   Other current liabilities..............................                    932               319,923
                                                                     ------------          ------------
       Total current liabilities..........................              2,606,719             4,539,227

   Commitments and contingencies..........................

   Shareholders' equity:
     Preferred stock, no par value, 2,000,000 shares
      authorized, 5,000 shares issued, 3,280 shares
      outstanding at June 30, 1997 and none issued
      and outstanding at June 30, 1996....................              3,079,447                     -
     Common stock, no par value, 20,000,000 shares
      authorized, 5,137,741 and 4,746,192 shares
      issued and outstanding at June 30, 1997 and
      1996, respectively..................................             26,680,686            24,379,642
    Additional paid-in capital............................              1,882,303                     -
    Retained earnings (accumulated deficit)...............            (24,778,837)          (16,424,099)
                                                                     ------------          ------------
       Total shareholders' equity.........................              6,863,599             7,955,543
                                                                     ------------          ------------
         Total liabilities and shareholders' equity.......           $  9,470,318          $ 12,494,770
                                                                     ============          ============

                See accompanying notes to financial statements

                                DATA RACE, INC.
                           STATEMENTS OF OPERATIONS


                                                                      YEARS ENDED JUNE 30,
                                                    ---------------------------------------------------------
                                                       1997                   1996                   1995
                                                    -----------            -----------            -----------

   Total revenue...........................         $19,787,764            $17,231,640            $30,380,430

   Cost of revenue.........................          14,560,981             13,838,987             21,959,656
                                                    -----------            -----------            -----------

       Gross profit (loss).................           5,226,783              3,392,653              8,420,774
                                                    -----------            -----------            -----------

   Operating expenses:
     Engineering and product development...           4,881,461              4,784,232              3,133,661
     Sales and marketing...................           4,156,149              4,080,622              3,540,369
     General and administration............           2,681,992              3,233,349              1,982,991
                                                    -----------            -----------            -----------
       Total operating expenses............          11,719,602             12,098,203              8,657,021
                                                    -----------            -----------            -----------

       Operating loss......................          (6,492,819)            (8,705,550)              (236,247)
                                                    -----------            -----------            -----------

   Other income (expense):
     Interest income.......................             176,677                338,674                284,251
     Interest expense......................                   -                      -                (20,120)
     Other, net............................              24,048                 48,049                  2,942
                                                    -----------            -----------            -----------
       Total other income..................             200,725                386,723                267,073
                                                    -----------            -----------            -----------

   Income (loss) before income taxes.......          (6,292,094)            (8,318,827)                30,826
   Income tax benefit......................                   -                      -                      -
                                                    -----------            -----------            -----------
       Net income (loss)...................         $(6,292,094)           $(8,318,827)           $    30,826
                                                    ===========            ===========            ===========


   Per share data:
     Net income (loss).....................         $(6,292,094)           $(8,318,827)           $    30,826
     Effect of beneficial conversion
      feature of convertible preferred
      stock................................          (2,062,644)                     -                      -
                                                    -----------            -----------            -----------

     Net income (loss) applicable to
      common stock.........................         $(8,354,738)           $(8,318,827)           $    30,826
                                                    ===========            ===========            ===========

     Net income (loss) per share
      applicable to common stock...........         $     (1.71)           $     (1.77)           $      0.01
                                                    ===========            ===========            ===========

   Weighted average shares outstanding....            4,873,000              4,688,000              4,773,000
                                                    ===========            ===========            ===========


                See accompanying notes to financial statements

                                DATA RACE, INC.
                      STATEMENTS OF SHAREHOLDERS' EQUITY



                               Series A Convertible                                       Retained
                                 Preferred Stock        Common Stock        Additional    Earnings       Total
                                ------------------  ----------------------    Paid-in   (Accumulated  Shareholders'
                                Shares    Amount     Shares      Amount       Capital     Deficit)       Equity
                                ------  ----------  ---------  -----------  ----------  ------------  -------------
Balances at June 30, 1994.....       -  $        -  4,514,157  $23,864,492  $        -  $ (8,136,098)  $15,728,394

Net income....................       -           -          -            -           -        30,826        30,826

Exercise of stock options.....       -           -    143,620      404,716           -             -       404,716
                                                    ---------  -----------              ------------   -----------

Balances at June 30, 1995.....       -           -  4,657,777   24,269,208           -    (8,105,272)   16,163,936


Net loss......................       -           -          -            -           -    (8,318,827)   (8,318,827)

Exercise of stock options.....       -           -     88,415      110,434           -             -       110,434
                                                    ---------  -----------              ------------   -----------

Balance at June 30, 1996......       -           -  4,746,192   24,379,642           -   (16,424,099)    7,955,543


Net loss......................       -           -          -            -           -    (6,292,094)   (6,292,094)

Issuance of convertible
 preferred stock, net of
 offering cost of $380,894....   5,000   2,736,803          -            -   1,882,303             -     4,619,106

Accretion of discount of
 beneficial conversion
 feature of convertible
 preferred stock..............       -   2,062,644          -            -           -    (2,062,644)            -

Conversion of convertible
 preferred stock to common
 stock........................  (1,720) (1,720,000)   177,159    1,720,000           -             -             -

Exercise of stock options.....       -           -    214,390      581,044           -             -       581,044
                                ------  ----------  ---------  -----------  ----------  ------------   -----------
Balance at June 30, 1997......   3,280  $3,079,447  5,137,741  $26,680,686  $1,882,303  $(24,778,837)  $ 6,863,599
                                ======  ==========  =========  ===========  ==========  ============   ===========


                See accompanying notes to financial statements

                                DATA RACE, INC.
                           STATEMENTS OF CASH FLOWS


                                                                  YEARS ENDED JUNE 30,
                                                     -------------------------------------------
                                                          1997            1996           1995
                                                     ------------    ------------    -----------
Cash flows from operating activities:
  Net income (loss)...............................   $(6,292,094)    $(8,318,827)    $    30,826
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
    Depreciation and amortization.................       591,091       2,321,443       1,845,830
    Decrease (increase) in accounts receivable....       155,218       5,302,659      (2,871,747)
    Decrease in inventory.........................     3,054,210         224,652         596,927
    Decrease (increase) in prepaid expenses,
     deposits and other assets....................        93,720          29,098        (124,607)

    Increase (decrease) in accounts payable.......    (1,487,985)       (245,342)        773,338
    Increase (decrease) in accrued expenses.......        40,624         336,572        (296,320)
    Increase (decrease) in other current
     liabilities..................................      (318,991)        284,821         (75,535)
    Decrease (increase) in income taxes receivable             -               -       1,271,441
    Decrease in other taxes payable...............      (166,156)              -               -
                                                     -----------     -----------     -----------
      Net cash provided by (used in) operating
       activities.................................    (4,330,363)        (64,924)      1,150,153
                                                     -----------     -----------     -----------

Cash flows from investing activities:
  Maturities of short-term investments............             -               -       2,518,145
  Purchase of property and equipment..............      (367,798)     (2,127,457)       (419,134)
  Proceeds from sale of property and equipment....        43,344               -               -
  Expenditures for capitalized software...........             -         (20,000)       (227,583)
                                                     -----------     -----------     -----------
    Net cash provided by (used in) investing
     activities...................................      (324,454)     (2,147,457)      1,871,428
                                                     -----------     -----------     -----------

Cash flows from financing activities:
  Earnout payments................................             -               -         (40,000)
  Net proceeds from issuance of preferred stock...     4,619,106               -               -
  Net proceeds from issuance of common stock......       581,044         110,434         404,716
                                                     -----------     -----------     -----------
    Net cash provided by financing activities.....     5,200,150         110,434         364,716
                                                     -----------     -----------     -----------

Net increase (decrease) in cash and cash
 equivalents......................................       545,333      (2,101,947)      3,386,297

Cash and cash equivalents at beginning of
 year.............................................     3,990,435       6,092,382       2,706,085
                                                     -----------     -----------     -----------

Cash and cash equivalents at end of year..........   $ 4,535,768     $ 3,990,435     $ 6,092,382
                                                     ===========     ===========     ===========

Supplementary Cash Flow Information:
Interest paid.....................................   $         -     $         -     $    20,120
Income taxes refunded.............................   $         -     $         -     $(1,200,438)


                See accompanying notes to financial statements

                                DATA RACE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 1997, 1996, AND 1995


1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------

DESCRIPTION OF BUSINESS
-----------------------

The Company designs, manufactures and markets a line of communication products that meet the need for "Remote Access to the Corporate Environment." The Company's products enable knowledge workers who work at home, in branch offices, or on the road from hotels or airport lounges to access the various elements of the corporate communications infrastructure. These products include the recently launched Be There! personal multiplexer system, a unique client/server product which allows teleworkers to access the corporate e-mail and other network resources while sending and receiving faxes and phone calls simultaneously over a single phone line. The Company also designs and manufactures custom modems for manufacturers of notebook computers, and a line of network multiplexers which carry LAN, voice, and fax traffic between a company's branch and headquarters offices, over a broad range of wide area communications speeds and services.

Over three fourths of the Company's revenue in fiscal 1997 was derived from sales of custom modem products. The custom modem business is characterized by a small number of large contracts, subjecting the Company to large fluctuations in revenue. The Company's modem business is also dependent in part on certain of its suppliers. Certain components for the Company's custom modems are available only from a single source or a limited number of sources, and the Company could experience difficulties in obtaining satisfactory alternate sources or changing product designs to incorporate alternate components.

The Company's goal of returning to profitability and developing a more dependable revenue base depends to a large extent on the success of the Be There! personal multiplexer system. The Be There!(TM) system represents a new type of product for the Company which is significantly different from the Company's custom modem and network multiplexer products. Although the Company has not recorded significant revenue from sales of the Be There! system, the Company has expended substantial resources on its development and introduction. In order to successfully penetrate the emerging teleworker market, the Company expects that significant additional resources will need to be expended in order to expand its sales and marketing infrastructure and operational systems, and to finance inventory and receivables.

LIQUIDITY AND GOING CONCERN
---------------------------

The accompanying financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. In fiscal 1997, the Company incurred an operating loss of $6.5 million and cash used in operating activities was approximately $4.3 million. In January 1997, the Company received net proceeds of $4.6 million from the issuance of convertible preferred stock and related warrants.

The Company maintains a $1,500,000 revolving line of credit from a financial institution. The line of credit has a term of one year and an interest rate of prime plus 1%. The Company must meet certain covenants, including profitability covenants, to draw under the line of credit. The line of credit is secured by a first lien on the Company's assets. The Company is prohibited from taking certain actions, including paying dividends, without the lender's consent. The Company has not drawn on the line of credit and is not currently in compliance with the profitability covenant necessary to ensure it could draw on the line in the future.

The Company's ability to sustain operations, fund the development and marketing of new products, including the Be There! line, and make future capital expenditures, are dependent on the Company's ability to attract new capital and maintain adequate liquidity, and some or all of the following: demands on cash to support the custom modem business, final settlement of the shareholder lawsuit and the Company's return to profitability.

The Company is in the process of attempting to raise additional capital. No assurances can be given that the Company will be successful in attracting new capital required for future viability.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SIGNIFICANT ACCOUNTING ESTIMATES

The Company's estimate for lower of cost or market for inventory is based on the Company's best estimates of product sales prices and customer demand patterns and/or its plans to transition its product mix. However, the Company participates in a highly competitive industry that is characterized by aggressive pricing practices, downward pressures on gross margins, rapid technological advances, continual improvement in product price-performance characteristics, and price sensitivity and changing demand patterns on the part of customers. As a result of the industry's ever-changing and dynamic nature, it is at least reasonably possible that the estimates used by the Company to determine lower of cost or market for inventory amounts will be materially different from any actual amounts realized on sale. These differences could result in materially higher or lower than expected inventory costs, which could have a material effect on the Company's results of operations and financial condition in the near term.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments in interest bearing accounts.

ACCOUNTS RECEIVABLE

Accounts Receivable as shown is net of allowance for doubtful accounts of $156,152 and $92,206 at June 30, 1997 and June 30, 1996, respectively.

INVENTORY

Inventory is valued at the lower of cost (principally standard cost which approximates current cost) or market (net realizable value). Costs include materials, labor, overhead, and subcontract charges as applicable.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, which approximated fair market value at the date of acquisition. Major renewals and betterments are charged to the property accounts while replacements, maintenance, and repairs which do not improve or extend the lives of the respective assets are expensed currently. Depreciation of property and equipment is provided at amounts calculated to amortize the cost of the assets over their useful economic lives using the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes.

CAPITALIZED SOFTWARE

The Company did not have capitalized software at June 30, 1997 or June 30, 1996, and did not capitalize or amortize software costs in fiscal 1997. The Company capitalized $20,000 and $227,583 in fiscal 1996 and 1995, respectively. Amortization of such costs aggregated $464,336 and $639,520 in fiscal 1996 and 1995, respectively.

CONVERTIBLE PREFERRED SECURITIES

In accordance with the March 13, 1997 SEC staff announcement, the beneficial conversion features of the Preferred Stock have been recognized by allocating a portion of the proceeds to additional paid-in capital. The amount allocated to additional paid-in capital consists of the conversion discount on the Preferred Stock and the value attributed to the Warrants. The conversion discount is calculated, at the date of issuance, as the difference between the conversion price and the fair value of the common stock into which the security is convertible. Because the security provides for more than one conversion rate, in conformity to the SEC announcement, the computation is made using the conversion terms most beneficial to the investor, regardless of the actual discount applied upon conversion. The value of the Warrants is calculated using the Black-Scholes model and may not correspond to a market value.

The calculated intrinsic value of the beneficial conversion features of the Preferred Stock, the offering costs and the premium will result in non-cash charges of $2,285,000 to income (loss) available to common shareholders in the computation of income (loss) per common share over the conversion period, January 1997 through December 1997, as required by the SEC guidelines. As a result, $2,062,644 of the $2,285,000 in non-cash charges are reflected in the income (loss) per common share as of June 30, 1997.

As of September 30, 1997, 4,195 shares of the initial 5,000 shares of the 1997 Series A Convertible Preferred Stock had been converted into 570,839 shares of common stock.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, receivables, and current liabilities approximate their respective fair values because of the short-term maturity of those instruments.

REVENUE RECOGNITION

Revenue is generally recognized upon shipment of products to customers or when contractual services have been provided to customers. The Company recognizes revenue and gross profit from trial units only upon receipt of payment or receipt of a purchase order without significant contingencies.

WARRANTY EXPENSE

The Company generally offers one or two year warranty coverage on the majority of its products. Warranty costs are accrued and expensed when revenue is recognized based upon the Company's experience with such costs.

RESEARCH AND DEVELOPMENT

All engineering and product research and development expenditures are charged against operations as incurred, except capitalized software costs as applicable. Research and development costs charged to operations aggregated approximately $4,881,000 $4,784,000, and $3,134,000 in fiscal 1997, 1996, and 1995, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, on July 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

STOCK BASED COMPENSATION

Prior to July 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On July 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal year 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed using the weighted average number of common and common equivalent shares (when dilutive) outstanding during each period. Common equivalent shares include stock options, convertible preferred shares and warrants. The number of shares of common stock and common equivalent shares outstanding for fiscal 1997 was computed on a basis consistent with APB Opinion No. 15. Common stock equivalents resulting from stock options, convertible preferred shares, and warrants are excluded during loss periods when their result is anti-dilutive. Fully diluted earnings per share is not significantly different than earnings per common and common equivalent share.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. FASB Statement No. 128 supersedes APB Opinion No. 15, Earnings Per Share, and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). It replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Statement No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier adoption is not permitted and upon adoption, all previously reported per share amounts will be restated to conform to the new presentation. Basic net income (loss) per share would be the same as Primary earnings (loss) per share for all periods presented.


2) ACCOUNTS RECEIVABLE AND MAJOR CUSTOMERS
------------------------------------------

Revenue from shipments to NEC and TI, the Company's largest and second largest customers in fiscal 1997, represented 46% and 21% of total fiscal year 1997 revenue respectively. Revenue from shipments to and fees from IBM represented 46% and 52% of total revenue in fiscal 1996 and 1995, respectively.

The Company has significant amounts of accounts receivable due from a variety of domestic and international OEMs, resellers, and distributors under normal credit terms. Credit limits, ongoing credit evaluation and account monitoring procedures are used by the Company to minimize the risk of loss on accounts receivable. Generally, collateral is not required. Export revenues were 3%, 8%, and 10% of total revenue for 1997, 1996, and 1995, respectively.

3) INVENTORY
------------

Inventory consists of the following:

                                                June 30,     June 30,
                                                  1997         1996
                                               ----------   ----------
      Finished goods.......................... $  218,777   $  366,824
      Work in progress........................    440,005    2,778,064
      Raw materials...........................    398,217      966,321
                                               ----------   ----------
      Inventory............................... $1,056,999   $4,111,209
                                               ----------   ----------

4) PROPERTY AND EQUIPMENT
-------------------------

Property and equipment consists of the following:
                                                June 30,     June 30,    Useful
                                                  1997         1996       Lives
                                               ----------   ----------  --------
      Leasehold Improvements................   $1,582,563   $1,595,341         *
      Furniture, fixtures and equipment.....    2,570,899    3,924,378  2-5 yrs.
                                               ----------   ----------
                                                4,153,462    5,519,719
      Less accumulated depreciation.........    2,221,145    3,320,765
                                               ----------   ----------
      Property and Equipment................   $1,932,317   $2,198,954
                                               ----------   ----------


* remaining lease life, primarily 6 to 9 years.

5) INCOME TAXES
---------------

There was no income tax expense (benefit) for the fiscal years ended June 30, 1997, 1996 and 1995.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 1997 and 1996 are presented below:

                                                        June 30,
                                                 ------------------------
Deferred tax assets:                                1997          1996
                                                 ----------    ----------

    Accounts receivable due to allowances
     for financial reporting purposes......... $     53,092   $    32,678
    Inventory, principally due to write-
     down for financial reporting purposes....      449,713       999,928
    Property and equipment, due to
     difference in depreciation...............      135,259       354,400
    Accrued expenses..........................      234,207       181,755
    Net operating loss carryforwards..........    9,127,274     6,984,833
    Alternative minimum tax credit
     carryforwards............................       71,003        71,003
    Research and experimentation credit
     carryforwards............................      841,291       539,889
                                               ------------   -----------
      Total gross deferred tax assets.........   10,911,839     9,164,486
      Less valuation allowance................  (10,911,839)   (9,164,486)
                                               ------------   -----------
      Total gross deferred tax assets
       less valuation allowances..............            -             -

  Deferred tax liabilities:
      Total gross deferred tax liabilities....            -             -
                                               ------------   -----------
      Net deferred tax asset.................. $          -   $         -
                                               ============   ===========


The valuation allowance related to deferred tax assets increased by $1,747,353 and $3,197,843 during the years ended June 30, 1997, and 1996, respectively.

Reconciliation of the U.S. Federal statutory rate to the Company's effective tax rate for each fiscal year is as follows:

                                                        1997    1996    1995
                                                        -----   -----   -----
  U.S. Federal statutory rate..........................  34.0%   34.0%   34.0%
  Increase (reduction) in income taxes resulting from:
  Net operating losses................................. (34.0)  (34.0)  (34.0)
                                                        -----   -----   -----
  Net effective tax rate...............................     -       -       -
                                                        -----   -----   -----

At June 30, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $26,845,000 which expire beginning in 2009. The Company also has research and experimentation credit carryforwards for federal income tax purposes of approximately $841,000 which expire beginning in 2009 and alternative minimum tax credit carryforwards of approximately $71,000.

6) SHAREHOLDERS' EQUITY
-----------------------

SERIES A CONVERTIBLE PREFERRED STOCK
------------------------------------

On January 10, 1997, the Company completed the first closing of a private placement of its 1997 Series A Convertible Preferred Stock ("Preferred Stock") and Stock Purchase Warrants ("Warrants") with Credit Suisse First Boston Corporation, Capital Ventures International and Zanett Lombardier, Ltd. (the "Investors"), at an aggregate price of $5,000,000. At such time, the Investors agreed to purchase at a second closing, on or before October 31, 1997, additional shares of Preferred Stock and Warrants at an aggregate price of $2,500,000, subject to reduction to the extent that the total number of shares of Common Stock underlying the Preferred Stock and Warrants issued at the first closing and issuable at the second closing exceeds 15% of the outstanding shares of Common Stock on January 10, 1997 (i.e., 724,219 shares). The second closing is subject to certain conditions, including the collection by the Company of at least $2 million in any three month period before October 15, 1997, on account of revenues from its Be There! products. The Company does not currently anticipate satisfying such conditions. The Company has used and intends to use the proceeds from the sale of the Preferred Stock and Warrants for the development and launch of new products, including the Company's Be There! products, and for working capital.

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

As of September 30, 1997, 4,195 shares of the initial 5,000 shares of the 1997 Series A Convertible Preferred Stock had been converted into 570,839 shares of common stock.

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

STOCK OPTION PLANS
------------------

The Company has a 1985 Incentive Stock Option Plan, under which incentive stock options were granted to full-time employees and 1988, 1994 and 1995 Stock Option Plans, under which incentive stock options or non-qualified stock options may be granted to employees, directors, consultants and advisors. The exercise price of options must be at least equal to the fair market value of the common shares at the date of grant as determined by the Compensation Committee of the Board of Directors. As of June 30, 1997, total common shares reserved for issuance under the 1985, 1988, 1994 and 1995 Plans were 13,507, 420,965, 240,000 and 489,000 respectively.

In connection with the employment of a new corporate officer in April of 1995, options to purchase 400,000 shares of common stock were granted at the market price on the date of the grant ($9.625 per share). All 400,000 options expire on the tenth anniversary of employment with the Company. The grant includes 150,000 and 50,000 options issued under the Company's 1994 Option Plan which vest ratably over four and five years, respectively. The remaining 200,000 shares were granted pursuant to a written compensation contract with the officer by the Board of Directors and not pursuant to any of the Company's option plans. These options vest on the ninth anniversary of the officer's employment. The agreement provides for accelerated vesting of the 200,000 options if the Company's common stock price meets certain targeted prices ranging from $10.59 to $24.97 per share after the date of the grant. During fiscal 1997, 190,000 of these options vested.

Included in fiscal 1997 options exercised under the 1988 and 1994 Option Plans are 105,000 options exercised by directors of the Company. The exercise of these options was effected by the exchange of 45,148 shares previously owned by these directors.

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

A summary of option activity under the Plans for the fiscal years ended June 30, 1997, June 30, 1996 and June 30, 1995, is as follows:

                                     1997                  1996                   1995
                            --------------------   --------------------   --------------------
                                        Weighted               Weighted               Weighted
                                         Average                Average                Average
                                        Exercise               Exercise               Exercise
                              Shares     Price      Shares      Price      Shares       Price
                            ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning
 of year.................   1,066,716     $ 6.96   1,131,868      $7.58     701,761      $5.89
Granted..................     477,250      11.84     441,423       4.72     624,000       8.65
Exercised................     213,366       4.04     130,189       2.29     139,886       2.84
Expired..................      50,527       6.17     376,386       8.23      54,007       9.13
                            ---------   --------   ---------   --------   ---------   --------
  Outstanding at
      year-end...........   1,280,073     $ 9.23   1,066,716      $6.96   1,131,868      $7.58
                            =========   ========   =========   ========   =========   ========

Options exercisable at
 year end................     458,794     $ 8.46     311,832      $5.62     348,063      $4.76
Shares available for
 future grant............      84,112          -     511,547          -      90,772          -


The following summarizes information regarding the Company's stock options outstanding at June 30, 1997:


       Range of                         Weighted Average      Weighted          Number          Weighted
       Exercise              Number         Remaining          Average      Exercisable at      Average
         Price            Outstanding   Contractual Life   Exercise Price    June 30 1997    Exercise Price
-----------------------   -----------   ----------------   --------------   --------------   --------------

$    4.00  -  $    5.50      293,321              6.8          $  4.53          101,606          $  4.56
     6.00  -       8.75      272,775              8.6             7.54           48,525             7.40
     9.25  -      13.00      495,477              7.9             9.99          308,663             9.91
    13.88  -      18.50      218,500              9.6            15.82                -                -
---------     ---------    ---------            -----          -------          -------          -------
$    4.00     $   18.50    1,280,073              8.1          $  9.21          458,794          $  8.46
=========     =========    =========            =====          =======          =======          =======

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option and stock purchase plans. Had compensation cost been recognized consistent with SFAS No. 123 the Company's net income (loss) and income (loss) per share would have been reduced to pro forma amounts indicated below for the years ended June 30, 1997 and 1996:

                                                      1997            1996
                                                  ------------    -------------
Net income (loss)             As Reported         $(8,354,738)     $(8,318,827)
                              Pro Forma            (9,340,744)      (8,561,423)

Net income (loss) per share   As Reported         $     (1.71)     $     (1.77)
                              Pro Forma                 (1.92)           (1.83)

The per share weighted average value of stock options issued by the Company during fiscal 1997 and 1996 was $7.27 and $3.09, respectively, on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not provide a reliable single measure of the fair value of its options. The Company used the following weighted-average assumptions to determine the fair value of stock options granted for the fiscal years ended June 30, 1997 and 1996:

                                             Stock                   Employee Stock
                                          Option Plans               Purchase Plan

                                      1997          1996         1997           1996
                                     ----------------------     -----------------------
Dividend yield                        0.0%          0.0%         0.0%           0.0%
Expected volatility                  83.7%         75.6%        83.7%          75.6%
Risk-free rate of return              6.4%          5.8%         6.4%           5.2%
Average expected option life          3.6 yrs       3.6 yrs      0.5 yrs        1.0 yrs

Pro forma net income (loss) reflects only options granted in fiscal 1997 and fiscal 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income
(loss) amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to July 1, 1995 is not considered.

7) COMMITMENTS
--------------

In April 1996, the Company moved to its new facilities consisting of two buildings of approximately 21,000 and 29,000 square feet, which are subject to ten- and seven-year operating leases, respectively. The Company has also leased a third adjacent parcel of property upon which an additional building could be constructed if necessary. The Company has a purchase option, exercisable through November 1998, to acquire all leased parcels at an escalating purchase price. Total rent expense charged to operations was $303,378, $560,596, and $544,025 in fiscal 1997, 1996 and 1995, respectively.

The minimum annual rental payments on all operating leases for the fiscal years ending June 30 are as follows:

        Fiscal Year               Amount
        ------------------      ----------
        1998                    $  298,936
        1999                       296,966
        2000                       283,006
        2001                       285,286
        2002                       294,093
        Thereafter                 565,059
                                ----------
                                $2,023,346
                                ==========

8) LEGAL PROCEEDINGS
--------------------

On November 28, 1995, a class action shareholder lawsuit was filed against the Company and certain of its officers. On December 15, 1995, an additional shareholder lawsuit was filed with identical allegations. On February 23, 1996, the cases were consolidated, and the style of the case was changed to In re Data Race, Inc. Securities Litigation.

On July 29, 1997, the Company and the plaintiffs agreed to settle the In re Data Race Securities Litigation. If the lawsuit were settled in accordance with this agreement, the Company's insurance carrier would pay $800,000 in cash and the Company would contribute 10,000 shares of Common Stock. The Company believes that the case is absolutely without merit, and that neither the Company nor any of the other defendants committed any of the alleged wrongdoings. The Company decided to accept the settlement agreement based on the advice of counsel that the costs to the Company of defending the lawsuit could exceed the costs to the Company of the proposed settlement, and based on the unpredictable results of jury trials. The settlement is contingent upon execution of a definitive settlement agreement, U.S. District Court approval and certain other conditions. There can be no assurance that all such conditions will be satisfied. In the event final settlement is not reached, the Company intends to continue to vigorously defend against the claims made in the lawsuit. The Company is unable, however, to predict the costs to be incurred to resolve the lawsuit in the event settlement is not reached on the terms set forth in the preliminary settlement agreement. The Company is required under certain circumstances to indemnify the named officers against losses incurred as a result of the lawsuit.

9) EMPLOYEE BENEFIT PLANS
-------------------------

Effective March 1, 1992, the Company adopted the DATA RACE, Inc. 401(k) Plan under section 401(k) of the Internal Revenue Code of 1986, as amended. Under the Plan, substantially all employees eligible to participate may elect to contribute up to the lesser of 15% of their salary or the maximum allowed under the Code. All full time employees with at least one year of continuous service and who have completed 1,000 work hours are eligible for the Plan. The Company may elect to make contributions to the Plan at the discretion of the Board of Directors. The Company made contributions of $51,433 in fiscal 1997, $56,477 in fiscal 1996, and $16,207 in fiscal 1995. The company has no other post-retirement benefit plans.

In December 1993, the Company adopted the DATA RACE, Inc. Employee Stock Purchase Plan (ESPP) pursuant to which eligible employees may purchase up to an aggregate of 200,000 shares of the Company's common stock at 85% of the fair market value of the common stock through payroll deductions. In 1997, the ESPP was amended to offer two consecutive six-month plan periods, beginning February 1 and August 1 respectively. Of the 200,000 shares available in this Plan, 60,722 shares have been purchased as of June 30, 1997.

The Company is self-insured for occupational injury and illness benefits whereby it is liable for individual claims up to $100,000 and in excess of $1,000,000 per occurrence. Liabilities over $100,000 and up to $1,000,000 per occurrence are the responsibility of a co-insurer. The amounts charged to expense for occupational injury and illness are based upon benefits paid and expected liabilities. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability of $60,000 at June 30, 1997 is adequate to cover these claims.

The Company was self-insured for employee medical and dental insurance until February 1996 whereby it was liable for claims up to $50,000 per employee per year. Claims in excess of $50,000 were covered by a stop-loss policy to an aggregate of $1,000,000 per employee. Self-insurance costs were accrued based upon historical claim experience and expected liabilities. Effective March 1996, the Company became fully insured for employee medical and dental insurance coverage through an insurance company.

The Company provides Group Life Insurance and Accidental Death & Dismemberment (AD&D) for full-time employees. The life insurance benefit is equal to the employee's annual salary up to $150,000 and the AD&D benefit is a variable percentage of the employee's annual salary.

10) QUARTERLY RESULTS
--------------------

The following table presents unaudited quarterly operating results for the Company for fiscal 1997 and 1996. This information has been prepared by the Company on a basis consistent with the Company's audited financial statements and includes all adjustments that the Company considers necessary for a fair presentation in accordance with generally accepted accounting principles. Such quarterly results are not necessarily indicative of future results of operations.

The quarterly operating results may vary significantly depending upon such factors as the timing of new product releases by the Company and its competitors, the volume of sales and the mix of products sold and the level of the Company's operating expenses.

                                                                   Quarters Ended (unaudited)
                                    ----------------------------------------------------------------------------------------
                                    June 30,   Mar. 31,   Dec. 31,   Sept. 30,   June 30,   Mar. 31,   Dec. 31,   Sept. 30,
                                      1997       1997       1996        1996       1996       1996       1995        1995
                                  -----------------------------------------------------------------------------------------
                                                             (in thousands, except per share data)

Total revenue.....................   $ 3,517    $ 3,903    $ 4,425     $ 7,943    $ 3,053    $ 2,026    $ 6,580     $ 5,573
Cost of revenue...................     2,159      2,713      3,174       6,516      3,313      1,301      4,865       4,360
                                     --------------------------------------------------------------------------------------

  Gross profit (loss).............     1,358      1,190      1,251       1,427       (260)       725      1,715       1,213

Operating expenses:
  Engineering and product
   development....................     1,259      1,198      1,210       1,215      1,403      1,255      1,260         866

  Sales and marketing.............     1,148      1,330        744         934      1,140      1,058        932         951
  General and administrative......       720        612        646         703      1,163        741        687         642
                                     --------------------------------------------------------------------------------------

    Total operating expenses......     3,127      3,140      2,600       2,852      3,706      3,054      2,879       2,459
                                     --------------------------------------------------------------------------------------

Operating income (loss)...........    (1,769)    (1,950)    (1,349)     (1,425)    (3,966)    (2,329)    (1,164)     (1,246)
Other income, net.................        61         68         28          44         83        124         80          99
                                     --------------------------------------------------------------------------------------

Net income (loss).................   $(1,708)   $(1,882)   $(1,321)    $(1,381)   $(3,883)   $(2,205)   $(1,084)    $(1,147)
                                     --------------------------------------------------------------------------------------

Per Share Data
Net Income (loss).................   $(1,708)   $(1,882)   $(1,321)    $(1,381)   $(3,883)   $(2,205)   $(1,084)    $(1,147)
Effect of Beneficial Conversion
 Feature of Convertible Preferred
 Stock............................      (608)    (1,455)         -           -          -          -          -           -


Net Income (loss) Applicable to
 Common Stock.....................   $(2,316)   $(3,337)   $(1,321)    $(1,381)   $(3,883)   $(2,205)   $(1,084)    $(1,147)
                                     --------------------------------------------------------------------------------------

Earnings (loss) per share.........   $ (0.46)   $ (0.68)   $ (0.27)    $ (0.29)   $ (0.82)   $ (0.47)   $ (0.23)    $ (0.25)
                                     --------------------------------------------------------------------------------------

Weighted average shares
 outstanding......................     5,040      4,893      4,806       4,754      4,724      4,698      4,671       4,661
                                     --------------------------------------------------------------------------------------

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
---------------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The following table sets forth certain information concerning the directors and executive officers of the Company:

NAME                    AGE  POSITION WITH COMPANY
----                    ---  ---------------------

W. B. Barker             50  President and Chief Executive Officer, Director
Walter D. Warren         61  Senior Vice President-Operations
Gregory T. Skalla        42  Vice President-Finance, Chief Financial Officer,
                             Treasurer and Secretary
Haig A. Sarkissian       36  Vice President-Sales and Marketing-OEM Products
Gregory A. Williamson    47  Vice President-Human Resources
Curtis C. Fisher         52  Vice President-Sales and Marketing
Paul Demko Jr.           53  Vice President-Development
Jeffrey P. Blanchard     44  Chairman of the Board of Directors
Matthew A. Kenny         63  Director
George R. Grumbles       64  Director
Marcelo A. Gumucio       60  Director
Dwight E. Lee            50  Director
Edward A. Masi           50  Director

W. B. Barker has served as President and Chief Executive Officer since April 1995 and as a Director since May 1995. Prior to joining DATA RACE, Dr. Barker was employed for 26 years by Bolt Beranek and Newman Inc. ("BBN"). At BBN, he served in a variety of technical and management capacities, including Senior Vice President, Chief Technology Officer, founder and President of LightStream Corporation, an ATM switch company, and was responsible for the acquisition of regional Internet service providers. While employed by BBN, he held general management positions and was President of several subsidiaries, where he was directly responsible for product strategies, development, marketing and manufacturing for many communications and multiprocessor products. He holds a Ph.D., MS, and BA degrees from Harvard University.

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

Haig A. Sarkissian has served as Vice President-Sales and Marketing-OEM Products since August 1995. From 1990 until that time, Mr. Sarkissian was employed by AT&T Microelectronics as Manager, World Wide Marketing, DSP Modem Products. Prior to his tenure at AT&T, Mr. Sarkissian was the field applications manager at Standard Microsystems Corporation.

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

Curtis C. Fisher joined DATA RACE as Vice President-Sales and Marketing in January 1997. During 1996, Mr. Fisher was Vice President of the channels management group at Access Graphics, Inc. He also was Vice President of worldwide partnership marketing at AT&T-Global Information Solutions from 1994 to 1996. Prior to this, Mr. Fisher was the director of channels marketing at Sun Microsystems from 1988 to 1994.

Dr. Paul Demko Jr. joined the Company as Vice President-Development. During 1996, Dr. Demko served as Vice President-Product Development at Process Software Corp. Prior to this, Dr. Demko held executive management positions at Centerline Software, Inc. (1995-1996), Proteon, Inc. (1992-1995), and Wang Laboratories, Inc. (1982-1992) He holds a Ph.D., M.S. and B.S. in electrical engineering from the Massachusetts Institute of Technology where, in the mid-1970s, he worked with the pioneers in voice coding developing linear predictive and channel vocoders.

Jeffrey P. Blanchard has served as a Director of the Company since August 1985 and as Chairman of the Board of Directors since October 1996. Mr. Blanchard has been the Managing General Partner of First Capital Group of Texas, Ltd. since January 1984. Since September 1995, Mr. Blanchard has been the Managing General Partner of First Capital Group of Texas II, L.P., an investment firm which provides private equity to middle-market companies throughout the Southwest United States. From January 1989 to December 1994, Mr. Blanchard served as Vice President and Investment Manager of Victoria Capital Corporation, a venture capital investment company.

Matthew A. Kenny was elected to the Board of Directors in February 1995. From 1984 until 1989, Mr. Kenny was President and CEO of RACAL-MILGO, a company with revenues in excess of $300 million. Mr. Kenny joined Milgo in 1968. From 1989 to 1993, Mr. Kenny was Chairman of the Board and CEO of Physical Health Devices, Inc. From 1989 to the present he has been a managing partner in Venture Solutions, and since 1994 he has been President and CEO of Core Technology Development, Inc., Fort Lauderdale, Florida.

George R. Grumbles was appointed to the Board of Directors in February 1995. From 1985 until his retirement in 1993, Mr. Grumbles served as a corporate Vice President of Motorola and the President and CEO of Universal Data Systems which he joined in 1972.

Marcelo A. Gumucio was elected to the Board of Directors in December 1995. From April 1996 until recently, Mr. Gumucio served as Chief Executive Officer of Micro Focus, Palo Alto, California. From November 1992 until joining Micro Focus, Mr. Gumucio served as President and Chief Executive Officer of Memorex Telex N.V., a publicly-held multinational computer company based in Amsterdam, The Netherlands. Prior to joining Memorex Telex, Mr. Gumucio founded and led, from August 1990 to November 1992, Gumucio, Burke and Associates, a private investment firm in Minneapolis, Minnesota. From July 1983 to August 1990, Mr. Gumucio held various positions, including President, Chief Executive Officer, and Director, with Cray Research, Inc., a publicly-held manufacturer of supercomputers.

Dwight E. Lee appointed to the Board of Directors in January 1997. Since October 1981, Mr. Lee has served as a managing partner of Barker, Lee & Company, a New York City-based investment management firm. Mr. Lee was nominated for election because of his extensive background in the investment community, and brings significant board experience with both public and private companies.

Edward Masi was appointed to the Board of Directors in May 1997. Mr. Masi is a veteran of the computer industry and is well-known in the high performance computing market. From 1992 until recently, Mr. Masi was a corporate Vice President at Intel Corporation. Prior to joining Intel, Mr. Masi worked for Cray Research from 1980 to 1992, ultimately holding the position of Executive Vice President of Sales, Marketing and Service. Mr. Masi began his career in 1969 at IBM, where he held various sales and marketing positions over the course of eleven years.

All directors serve for a term of one year and until their successors are duly elected, subject to earlier resignation or removal. Outside directors are entitled to receive automatic and other awards of options under the Company's most recently adopted stock option plan. Outside directors are also reimbursed for their out-of-pocket expenses involved in connection with their service as directors. The Board of Directors met six times during fiscal 1997. Each director attended a majority of the Board meetings held during the period for which he was a director during fiscal year 1997.

Committees of the Board of Directors

The Board of Directors has two committees: The Audit Committee and the Compensation Committee. The Audit Committee, composed of Messrs. Blanchard, Grumbles and Kenny, is responsible for reviewing the Company's financial statements and overseeing the Company's accounting practices and audit procedure. The Compensation Committee, composed of Messrs. Blanchard (Chairman), Gumucio, and Grumbles, reviews and makes recommendations to the Board of Directors regarding executive compensation levels and administers the Company's stock option and stock purchase plans. The Audit Committee met once during fiscal 1997, and the Compensation Committee met seven times in the same period.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers, and beneficial owners of more than 10% of any class of securities of the Company to file certain forms regarding such persons' ownership of equity securities of the Company. Based on Company records and other information, the Company believes that its executive officers and directors complied with all these filing requirements with respect to the fiscal year ended June 30, 1996, except that two reports covering two transactions were filed late by Jeffrey P. Blanchard, one report covering two transactions was filed late by Haig A. Sarkissian, and one initial report of ownership was filed late by Curtis C. Fisher and Paul J. Demko, Jr.


ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------

Summary Compensation Table. The Summary Compensation Table shows certain compensation information for the fiscal years ended June 30, 1997, 1996 and 1995, for the Chief Executive Officer and each of the other three most highly compensated executive officers during fiscal year 1997 (hereinafter referred to as the "named executive officers").

                                                    SUMMARY COMPENSATION TABLE

                                             Annual Compensation
                                             -------------------         Long-Term
                                                                        Compensation
                                                                           Awards

                                                                         Securities
                                                Base                     Underlying         All Other
                                     Year     Salary ($)    Bonus ($)    Options (#)     Compensation ($)
                                   --------  -----------    ---------    -----------     ----------------
W. B. Barker.....................      1997    $ 188,125          -         30,000            $3,822(1)
President and CEO                      1996      175,000    $39,712(2)           -             8,500(3)
                                       1995       31,859     11,192(2)     400,000                 -

Walter D. Warren.................      1997      137,500          -         20,000             2,625(1)
Senior Vice President-Operations       1996      125,000          -         61,346(4)          1,250(1)
                                       1995      125,000     31,250         25,000             1,138(1)

Gregory T. Skalla................      1997      112,500          -         25,000             2,063(1)
Vice President-Finance, Chief          1996       92,331          -              -             2,506(1)
 Financial Officer, Secretary          1995       69,350     10,000         34,000               722(1)
 and Treasurer

Haig A. Sarkissian...............      1997       75,000     91,989          25,000            1,553(1)
Vice President-OEM Sales and           1996       69,038     84,431(5)       50,000(6)         1,138(1)
 Marketing


_____________

(1) Represents contributions made by the Company under the Company's 401(k) plan.
(2)  Represents guaranteed bonus pursuant to Mr. Barker's employment agreement.
(3)  Represents reimbursement of relocation expenses.
(4) Effective November 28, 1995, Mr. Warren elected to reprice 81,797 stock options pursuant to a repricing plan adopted by the Company's Board of Directors. In connection with such repricing, 81,797 of Mr. Warren's existing stock options were canceled and 61,346 stock options were granted in their place.
(5) Represents a $30,000 signing bonus and $54,431 in sales commissions earned during the year.
(6)  Represents 50,000 options granted as a signing bonus.

Director Compensation. Matthew Kenny, George Grumbles, Marcelo Gumucio, Dwight
E. Lee, and Edward A. Masi each receive compensation of $1,000 for each Board of Directors meeting attended. Outside directors are entitled to receive options under the Company's stock option plans and are automatically granted options under the Company's latest stock option plan. Outside directors are reimbursed for their out-of-pocket expenses involved in connection with their services as directors. Outside directors also receive consulting fees for services rendered from time to time to the Company. In fiscal year 1997, no such person received in excess of $60,000 for such services.

Employment Agreements. Dr. W. B. Barker entered into an employment agreement with the Company on April 25, 1995. Pursuant to such agreement, Dr. Barker receives an annual base salary of not less than $175,000. Dr. Barker is eligible to receive an incentive bonus, pursuant to the Company's management incentive program, of up to 50% of his base salary. Pursuant to the agreement, if Dr. Barker is terminated without cause he may elect to receive severance pay equal to one year's base salary, paid in monthly installments. During the period in which such severance payments are made, Dr. Barker is prohibited from competing directly with the Company.

Stock Option Grant Table. The following table sets forth certain information concerning options granted to the named executive officers during the Company's fiscal year ended June 30, 1997:

                                           OPTION GRANTS IN LAST FISCAL YEAR


                                   Percent of
                      Number of       Total                                 Potential Realizable Value at
                       Shares        Options                                Assumed Annual Rates of Stock
                     Underlying    Granted to    Exercise or                Price Appreciation for Option
                       Options    Employees in    Base Price   Expiration             Term(1)
        Name           Granted    Fiscal Year      ($/Sh)         Date         5%($)             10%($)
        ----         ----------   ------------   -----------   ----------   -----------------------------
W. B. Barker           30,000        8.4%          $7.625       09/26/06       $143,861        $364,559

Walter D. Warren       20,000        5.6%           7.625       09/26/06         95,907         243,039

Gregory T. Skalla      25,000        7.0%           7.625       09/26/06        119,884         303,799

Haig A. Sarkissian     25,000        7.0%           7.625       09/26/06        119,884         303,799


_____________

(1) As required by rules of the SEC, potential values stated are based on the assumption that the Company's Common Stock will appreciate in value from the date of the grant to the end of the option term (ten years from the date of grant) at annualized rates of 5% and 10% (total appreciation of approximately 63% and 159%), respectively, and therefore are not intended to forecast possible future appreciation, if any, in the price of the Common Stock. The exercise price of each option equals the fair market value of the Common Stock on the grant date.

Stock Option Exercises and Holdings Table. The following table shows stock options exercised by the named executive officers during the fiscal year ended June 30, 1997, including the aggregate value of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and non-exercisable stock options as of June 30, 1997. Also reported are the values of "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the Common Stock price as of June 30, 1997.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                                           Number of                Value of Unexercised
                        Shares                        Unexercised Options      In-the-Money Options at Fiscal
                     Acquired  on      Value        at Fiscal Year-End (#)              Year-End ($)
      Name           Exercise (#)   Realized ($)   Exercisable/Unexercisable    Exercisable/Unexercisable(1)
      ----           ------------   ------------   -------------------------   ------------------------------
W. B. Barker              10,000       $ 30,000          265,000 / 145,000             $828,125 / $513,155
Walter D. Warren               -              -           61,696 / 46,915               371,164 / 270,379
Gregory T. Skalla              -              -           27,500 / 43,750               168,815 / 254,861
Haig A. Sarkissian        12,500        112,500                0 / 62,500                     0 / 451,563

_____________

(1) Values stated are based on the last sale price of $12.75 per share of the Company's Common Stock on June 30, 1997, the last trading day of the fiscal year, and equal the aggregate amount by which the market value of the option shares exceeds the exercise price of such options at the end of the fiscal year.

Compensation Committee Interlocks and Insider Participation. During the fiscal year ended June 30, 1997, Messrs. Blanchard, Grumbles (since December 1996), Kenny (until December 1996), and Gumucio served on the Company's Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------


The following table sets forth certain information regarding the ownership of Common Stock as of September 30, 1997, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each director; (iii) each named executive officer and (iv) all executive officers and directors as a group. Unless otherwise noted, each shareholder has sole voting and investment power with respect to the shares beneficially owned. Options included in the following table represent options currently exercisable or exercisable within 60 days of September 30, 1997.




                                                                           Number of     Percent of Stock
                                 Name                                       Shares         Outstanding
                                 ----                                      ---------     ----------------
W. B. Barker...........................................................   301,677(1)         5.20%
Jeffrey P. Blanchard...................................................    37,115(2)           *
George R. Grumbles.....................................................    13,000(3)           *
Marcelo A. Gumucio.....................................................     7,500(4)           *
Matthew A. Kenny.......................................................    13,000(5)           *
Dwight E. Lee..........................................................    18,500(6)           *
Edward A. Masi.........................................................         -              *
Walter D. Warren.......................................................    83,977(7)         1.49%
Gregory T. Skalla......................................................    35,400(8)           *
Haig A. Sarkissian.....................................................    28,298(9)           *
Charles D. Axelrod(10)(11).............................................   690,550           12.46%
All Directors and Executive Officers as a Group (13 persons)...........   548,588(12)        9.16%


_____________

*Less than 1%.

(1)  Includes 265,000 shares subject to options held by Dr. Barker.
(2)  Includes 10,000 shares subject to options held by Mr. Blanchard.
(3)  Includes 13,000 shares subject to options held by Mr. Grumbles.
(4)  Includes 7,500 shares subject to options held by Mr. Gumucio.
(5)  Includes 13,000 shares subject to options held by Mr. Kenny.
(6)  Includes 10,000 shares subject to options held by Mr. Lee.
(7)  Includes 76,931 shares subject to options held by Mr. Warren.
(8)  Includes 29,250 shares subject to options held by Mr. Skalla.
(9)  Includes 12,500 shares subject to options held by Mr. Sarkissian.
(10) Mr. Axelrod owns shares solely in his capacity as trustee for the liquidation of the business of W.S. Clearing, Inc., a California corporation, pursuant to court orders under the Securities Investor Protection Act.
(11) Address: 500 North Brand Boulevard, Suite 1225, Glendale, California
     91203.
(12) Includes 445,931 shares subject to options held by such persons.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------



(a) 1.  Financial Statements
----------------------------

          Independent Auditors' Report

          Balance Sheets as of June 30, 1997 and 1996

          Statements of Operations for the fiscal years ended June 30, 1997, 1996 and 1995

          Statements of Shareholders' Equity for the fiscal years ended June 30, 1997, 1996 and 1995

          Statements of Cash Flows for the fiscal years ended June 30, 1997, 1996 and 1995

          Notes to Financial Statements

2.  Financial Statement Schedules
---------------------------------

          Schedules are either not required or the necessary information is included in the financial statements or notes thereto.

3.  Exhibits
------------

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

  3.2 Statement of Establishment of Series A Convertible Preferred Stock of the Company, filed December 27, 1991. (a)

  3.3 Statement of Establishment of Series B Convertible Preferred Stock of the Company, filed December 31, 1991. (a)

  3.4 Articles of Correction to Articles of Amendment to and Restatement of the Articles of Incorporation of the Company, filed August 13, 1992.
          (a)

  3.5 Articles of Incorporation to the Articles of Incorporation of the Company, filed August 21, 1992. (a)

  3.6     Bylaws of the Company. (a)

  3.7 Statement of Designations, Preferences and Rights of 1997 Series A Convertible Preferred Stock, filed January 10, 1997. (b)

  3.8     Amendments to Bylaws of the Company. (b)

  3.9 Statement of Resolution Establishing Series B Participating Cumulative Preferred Stock. (g)

  4.1     Specimen Common Stock Certificate. (a)

 10.1*    Description of Executive Bonus Plan. (a)

 10.2*    Incentive Stock Option Plan, adopted May 3, 1985, as amended. (a)

 10.3* Amended and Restated Stock Option Plan, adopted August 29, 1988, as amended. (a)

 10.4*    401(k) Profit Sharing Plan, effective March 1, 1992. (a)

 10.5* Employment Agreement, dated April 25, 1995, between the Company and W.B. Barker. (e)

 10.6 Master Agreement for Hardware Support Services between the Company and Data General Corporation. (a)

 10.7 Form of Indemnification Agreement between the Company and each director. (c)

 10.8* Amended and Restated Employee Stock Purchase Plan adopted in February 1996. (f)

 10.9*    1994 Stock Option Plan. (e)

 10.10*   1995 Stock Option Plan. (f)

 10.11 Lease Agreement between the Company and Lee Partners, Ltd., dated June 20, 1995. (e)

 10.12 First through fifth amendments to Lease Agreement between the Company and Lee Partners, Ltd. (f)

 10.13 Security and Loan Agreement, dated November 12, 1996, between the Company and Imperial Bank. (b)

 10.14 General Security Agreement, dated November 12, 1996, between the Company and Imperial Bank. (b)

 10.15 Credit Terms and Conditions, dated November 12, 1996, between the Company and Imperial Bank. (b)

 10.16 Securities Purchase Agreement, dated January 10, 1997, between the Company, Capital Ventures International, Credit Suisse First Boston Corporation, and Zanett Lombardier, Ltd. (b)

 10.17 Registration Rights Agreement, dated January 10, 1997, between the Company, Capital Ventures International, Credit Suisse First Boston Corporation, and Zanett Lombardier, Ltd. (b)

 10.18 Form of Stock Purchase Warrant issued on January 10, 1997, representing a series of warrants issued by the Company to Capital Ventures International, Credit Suisse First Boston Corporation, and Zanett Lombardier, Ltd. (b)

 23.1     Consent of KPMG Peat Marwick LLP (g)

 24 Powers of Attorney to sign amendments to this report. Reference is made to the signature page of this report.

___________________

(a) Filed as an exhibit to Form S-1 Registration Statement No. 33-51170, effective October 7, 1992

(b) Filed as an exhibit to Form 10-Q for the quarter ended December 31, 1996.

(c) Filed as an exhibit to Form 10-K Annual Report for fiscal year ended June 30, 1993.

(d) Filed as an exhibit to Form S-8 Registration Statement, No. 33-75800, effective February 25, 1994.

(e) Filed as an exhibit to Form 10-K Annual Report for fiscal year ended June 30, 1995.

(f) Filed as an exhibit to Form 10-K Annual Report for fiscal year ended June 30, 1996.

(g) Filed herewith.

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

                                        DATA RACE, INC.


                                        By: /s/ W. B. BARKER
                                           --------------------------------
                                           W. B. Barker,
                                           President and Chief Executive Officer

                                        Date:  October 13, 1997

          Each person whose signature appears below authorizes W. B. Barker and Gregory T. Skalla, or either of them, each of whom may action without joinder of the other, to execute in the name of each such person who is then an officer or director of the Registrant and to file any amendments to this annual report on Form 10-K necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such report as such attorney-in-fact may deem appropriate.

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        NAME                          TITLE                          DATE
        ----                          -----                          ----

/s/ W. B. BARKER              President, Chief Executive       October 13, 1997
------------------------      Officer and Director
W. B. Barker

/s/ GREGORY T. SKALLA         Vice President-Finance,          October 13, 1997
------------------------      Chief Financial Officer,
Gregory T. Skalla             Treasurer and Secretary
                              (Principal Financial and
                              Accounting Officer)

/s/ JEFFREY P. BLANCHARD      Chairman of the Board            October 13, 1997
------------------------      of Directors
Jeffrey P. Blanchard

/s/ GEORGE R. GRUMBLES        Director                         October 13, 1997
------------------------
George R. Grumbles

/s/ MARCELO A. GUMUCIO        Director                         October 13, 1997
------------------------
Marcelo A. Gumucio

/s/ MATTHEW A. KENNY          Director                         October 13, 1997
------------------------
Matthew A. Kenny

/s/ DWIGHT E. LEE             Director                         October 13, 1997
------------------------
Dwight E. Lee

/s/ EDWARD A. MASI            Director                         October 13, 1997
------------------------
Edward A. Masi