Form 10-K/A
period 1997-06-30
DATA RACE INC
filed 1997-10-16
CIK 890924

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-K/A
                               AMENDMENT TO THE
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

                                   PART III.


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





                                                                           Number of     Percent of Stock
                                 Name                                       Shares         Outstanding
                                 ----                                      ---------     ----------------
W. B. Barker...........................................................   301,677(1)         5.20%
Jeffrey P. Blanchard...................................................    37,115(2)           *
George R. Grumbles.....................................................    13,000(3)           *
Marcelo A. Gumucio.....................................................     7,500(4)           *
Matthew A. Kenny.......................................................    13,000(5)           *
Dwight E. Lee..........................................................    18,500(6)           *
Edward A. Masi.........................................................         -              *
Walter D. Warren.......................................................    83,977(7)         1.49%
Gregory T. Skalla......................................................    35,400(8)           *
Haig A. Sarkissian.....................................................    28,298(9)           *
All Directors and Executive Officers as a Group (13 persons)...........   548,588(10)        9.16%


_____________

*Less than 1%.


(1)  Includes 265,000 shares subject to options held by Dr. Barker.
(2)  Includes 10,000 shares subject to options held by Mr. Blanchard.
(3)  Includes 13,000 shares subject to options held by Mr. Grumbles.
(4)  Includes 7,500 shares subject to options held by Mr. Gumucio.
(5)  Includes 13,000 shares subject to options held by Mr. Kenny.
(6)  Includes 10,000 shares subject to options held by Mr. Lee.
(7)  Includes 76,931 shares subject to options held by Mr. Warren.
(8)  Includes 29,250 shares subject to options held by Mr. Skalla.
(9)  Includes 12,500 shares subject to options held by Mr. Sarkissian.
(10) Includes 445,931 shares subject to options held by such persons.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                        DATA RACE, INC.


                                        By: /s/ GREGORY T. SKALLA
                                           --------------------------------
                                           Gregory T. Skalla
                                           Vice President - Finance,
                                           Chief Financial Officer,
                                           Treasurer and Secretary

                                        Date:  October 16, 1997