Form 10-Q
period 1997-09-30
DATA RACE INC
filed 1997-11-14
CIK 890924

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q
                               QUARTERLY REPORT
    Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended                       Commission File Number
  September 30, 1997                               0-20706


                                DATA RACE, INC.
            (Exact name of registrant as specified in its charter)


        Texas                                            74-2272363
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


On November 7, 1997, there were 5,541,677 outstanding shares of Common Stock, no par value.

                                DATA RACE, INC.
                              INDEX TO FORM 10-Q


                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1. Interim Condensed Financial Statements (Unaudited):


          Condensed Balance Sheets as of  September 30, 1997
           and June 30, 1997................................................   3

          Condensed Statements of Operations for the Three Months
          Ended September 30, 1997 and 1996.................................   4

          Condensed Statements of Cash Flows for the Three Months
          Ended September 30, 1997 and 1996.................................   5

          Notes to Interim Condensed Financial Statements...................   6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................   9


PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings..................................................  12

Item 2.  Changes in Securities..............................................  12

Item 3.  Defaults Upon Senior Securities....................................  12

Item 4.  Submission of Matters to a Vote of Security Holders................  12

Item 5.  Other Information..................................................  12

Item 6.  Exhibits and Reports on Form 8-K...................................  12


SIGNATURES..................................................................  13
----------

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  INTERIM CONDENSED FINANCIAL STATEMENTS
-----------------------------------------------


                                DATA RACE, INC.
                           CONDENSED BALANCE SHEETS
                                   UNAUDITED

                                                       AS OF
                                          -------------------------------
                                          SEPT. 30, 1997    JUNE 30, 1997
                                          --------------    -------------
ASSETS

Current assets:
  Cash and cash equivalents..............   $  2,509,892     $  4,535,768
  Accounts receivable, net...............        903,208        1,879,656
  Inventory..............................      1,038,293        1,056,999
  Prepaid expenses and deposits..........         22,889           22,889
                                            ------------     ------------
    Total current assets.................      4,474,282        7,495,312

Property and equipment, net..............      1,801,919        1,932,317
Other assets, net........................         42,689           42,689
                                            ------------     ------------
    Total assets.........................   $  6,318,890     $  9,470,318
                                            ============     ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.......................   $    742,772     $    912,522
  Accrued expenses.......................      1,350,881        1,693,265
  Other current liabilities..............              -              932
                                            ------------     ------------
    Total current liabilities............      2,093,653        2,606,719

Commitments and contingencies

Shareholders' equity:
  Preferred stock........................        747,678        3,079,447
  Common stock...........................     29,241,514       26,680,686
  Additional paid-in capital.............      1,882,303        1,882,303
  Retained earnings (deficit)............    (27,646,258)     (24,778,837)
                                            ------------     ------------
    Total shareholders' equity...........      4,225,237        6,863,599
                                            ------------     ------------
     Total liabilities and
      shareholders' equity...............   $  6,318,890     $  9,470,318
                                            ============     ============

  See accompanying notes to interim condensed financial statements unaudited

                                DATA RACE, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED


                                             THREE MONTHS ENDED SEPTEMBER 30,
                                             ---------------------------------
                                                  1997                 1996
                                             ---------------------------------

Total revenue...............................  $ 1,153,925          $ 7,943,204

Cost of revenue.............................    1,004,604            6,515,809
                                              -----------          -----------

    Gross profit............................      149,321            1,427,395
                                              -----------          -----------

Operating expenses:
 Engineering and product development........    1,073,419            1,215,520
 Sales and marketing........................    1,087,062              933,592
 General and administration.................      759,538              703,297
                                              -----------          -----------
    Total operating expenses................    2,920,019            2,852,409
                                              -----------          -----------

    Operating loss..........................   (2,770,698)          (1,425,014)
                                              -----------          -----------

Other income:                                      46,509               43,717

Loss before income taxes....................   (2,724,189)          (1,381,297)
Income tax benefit..........................            -                    -
                                              -----------          -----------

    Net loss................................  $(2,724,189)         $(1,381,297)
                                              ===========          ===========

Per share data:
    Net loss................................   (2,724,189)          (1,381,297)
    Effect of beneficial conversion feature
    of convertible preferred stock..........     (143,231)                   -
    Net loss applicable to common stock.....   (2,867,420)          (1,381,297)
                                              ===========          ===========
    Net loss per share applicable to common
    stock...................................  $     (0.54)         $     (0.29)
                                              ===========          ===========

Weighted average shares outstanding.........    5,264,000            4,754,000
                                              ===========          ===========


  See accompanying notes to interim condensed financial statements unaudited

                                DATA RACE, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                          THREE MONTHS ENDED SEPTEMBER 30,
                                          --------------------------------
                                                  1997            1996
                                          ----------------    ------------
Cash flows from operating activities:
 Net income (loss).........................  $ (2,724,189)    $(1,381,297)
 Adjustments to reconcile net income
  (loss) to net cash provided by (used
  in) operating activities:
  Depreciation and amortization............       155,020         219,879
  Gain on sale of property and equipment...        (2,320)              -
  Changes in assets and liabilitiies:
  Accounts receivable......................       976,448        (604,630)
  Inventory................................        18,706       1,446,921
  Prepaid expenses, deposits and other
   assets..................................             -          20,246
  Accounts payable.........................      (169,750)       (330,099)
  Accrued expenses.........................      (342,384)          2,630
  Other current liabilities................          (932)        (13,562)
                                             ------------     -----------
    Net cash used in operating activities..    (2,089,401)       (639,912)
                                             ------------     -----------

Cash flows from investing activities:
 Purchase of property and equipment........       (24,622)        (74,705)
 Proceeds from sale of property and
  equipment................................         2,320          31,707
                                             ------------     -----------
    Net cash used in investing activities..       (22,302)        (42,998)
                                             ------------     -----------

Cash flows from financing activities:
 Stock option transactions.................        85,827        (107,324)
                                             ------------     -----------
    Net cash provided by (used in)
     financing activities..................        85,827        (107,324)
                                             ------------     -----------

Net decrease in cash and cash
 equivalents...............................    (2,025,876)       (790,234)

Cash and cash equivalents at beginning
 of period.................................     4,535,768       3,990,435
                                             ------------     -----------

Cash and cash equivalents at end of
 period....................................  $  2,509,892     $ 3,200,201
                                             ============     ===========



  See accompanying notes to interim condensed financial statements unaudited

                                DATA RACE, INC.
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                   UNAUDITED


1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------

DESCRIPTION OF BUSINESS

DATA RACE, Inc. ("DATA RACE" or the "Company") designs, manufactures, and markets a line of communication products that meet the need for "Remote Access to the Corporate Environment." The Company's products enable knowledge workers who work at home, in branch offices, or on the road from hotels or airport lounges to access the various elements of the corporate communications infrastructure. These products include the Be There! personal multiplexer system, a unique client/server product that enables teleworkers to access all elements of the corporate communications network. With Be There!, teleworkers access the corporate intranet, LAN and the Internet, while sending and receiving e-mail, faxes and phone calls--simultaneously--over a single phone line. The Company also designs and manufactures advanced communications subsystems for manufacturers of notebook computers, as well as a line of network multiplexers which carry data, LAN, voice, and fax traffic between a company's branch and headquarters offices, over a broad range of wide area communications speeds and services.

BASIS OF PRESENTATION

The unaudited interim financial statements reflect all adjustments (consisting of normal recurring accruals) that in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the June 30, 1997 Annual Report on Form 10-K. The condensed balance sheet data as of June 30, 1997 included herein has been derived from such audited financial statements. Interim period results are not necessarily indicative of the results to be expected for any future periods or the full year.

Earnings (loss) per share are computed using the weighted average number of common and common equivalent shares (when dilutive) outstanding during each period. Common equivalent shares include stock options and warrants. As discussed in Note 4 to the Company's condensed financial statements, Net Income applicable to Common Stock has been reduced to reflect the effect of the beneficial conversion features of the Convertible Preferred Stock and related Warrants.

2)  INVENTORY
-------------

Inventory is valued at the lower of cost (principally standard cost which approximates current cost) or market (net realizable value). Inventory consists of the following:


                            September 30,       June 30,
                               1997               1997
                           --------------   -------------
    Finished goods            $  113,628       $  218,777
    Work in process              589,395          440,005
    Raw materials                335,270          398,217
                           -------------    -------------
    Total inventory           $1,038,293       $1,056,999
                           =============    =============

3)  LITIGATION
--------------

On November 28, 1995, a class action shareholder lawsuit was filed against the Company and certain of its officers. On December 15, 1995, an additional shareholder lawsuit was filed with identical allegations. On February 23, 1996, the cases were consolidated, and the style of the case was changed to In re Data
                                                                      ----------
Race Securities Litigation.
--------------------------

On July 29, 1997, the Company and the plaintiffs agreed to settle the In re Data
                                                                      ----------
Race Securities Litigation.  If the lawsuit were settled in accordance with
---------------------------
this agreement, the Company's insurance carrier would pay $800,000 in cash and the Company would contribute 10,000 shares of Common Stock. The Company believes that the case is absolutely without merit, and that neither the Company nor any of the other defendants committed any of the alleged wrongdoings. The Company decided to accept the settlement agreement based on the advice of counsel that the costs to the Company of defending the lawsuit could exceed the cost to the Company of the proposed settlement, and based on the unpredictable results of jury trails. The settlement is contingent upon execution of a definitive settlement agreement, U.S. District Court approval and certain other conditions. There can be no assurance that all such conditions will be satisfied. In the event final settlement is not reached, the Company intends to continue to vigorously defend against the claims made in the lawsuit. The Company is unable, however, to predict the costs to be incurred to resolve the lawsuit in the event settlement is not reached on the terms set forth in the preliminary settlement agreement. The Company is required under certain circumstances to indemnify the named officers against losses incurred as a result of the lawsuit.

4)  ACCOUNTING TREATMENT FOR CONVERTIBLE PREFERRED SECURITIES
-------------------------------------------------------------

On March 13, 1997, the SEC staff announced its position on the accounting treatment for the issuance of convertible preferred stock and debt securities with beneficial conversion features such as those contained in the Preferred Stock issued in January 1997.

In accordance with the SEC staff's announcement, the beneficial conversion features of the Preferred Stock have been recognized by allocating a portion of the proceeds to additional paid-in capital. The amount allocated to additional paid-in capital consists of the conversion discount of the Preferred Stock and the value attributed to the Warrants. The conversion discount is calculated, at the date of issuance, as the difference between the conversion price and the fair value of the common stock into which the security is convertible. Because the security provides for more than one conversion rate, in conformity to the SEC announcement, the computation is made using the conversion terms most beneficial to the investor, regardless of the actual discount applied upon conversion. The value of the Warrants is calculated using a Black-Scholes model and may or may not correspond to a market value.

The calculated intrinsic value of the beneficial conversion features of the Preferred Stock, the offering costs and the premium will result in non-cash charges of $2,285,000 to earnings (loss) available to common shareholders in the computation of earnings (loss) per common share over the conversion period as required by the SEC guidelines. As of September 30, 1997 approximately $2,178,000 has been charged, with approximately $107,000 to be charged in the next fiscal quarter. As a result, the Company will show these non-cash charges to earnings (loss) available to common shareholders in the computation of earnings (loss) per common share over the period from January 1997 through December 1997. As of September 30, 1997, 4,195 shares of the initial 5,000 shares of the 1997 Series A Convertible Preferred Stock had been converted into 570,839 shares of common stock.

5) SUBSEQUENT EVENTS
--------------------

Subsequent to September 30, 1997, the Company completed an $8,000,000 private placement of which $5,000,000 has been received and $3,000,000 is committed for purchase by January 29, 1998, subject to certain conditions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

OVERVIEW

DATA RACE believes that the indirect sales channels are critically important to reaching its revenue objectives. As a result, the Company has focused a large amount of its resources in establishing relationships with a variety of distribution partnership, especially the billion-dollar class partners. While the time to record revenue from indirect sales partners is somewhat longer than direct sales, due to the need for joint generation of a marketing plan and training of salespeople at multiple locations, the Company believes that this strategy is in the shareholders' best interest. The Company has made progress in establishing these important indirect sales partnerships. During recent months, DATA RACE has signed national agreements with Inacom Communications and Data General, strengthened its service and support offerings, and signed a number of agreements with regional resellers.

The Company has recorded revenue from shipments to about one dozen customers and distribution partners to date. While Be There! sales have increased, they are not yet a significant part of the Company's revenue. In addition, the Company currently has numerous trials, ranging from recent installations to a number of trials on which the Company hopes to receive purchase decisions shortly. These trials are installed at companies from the financial services, telecommunications, food, chemical, and retail sales industries, and vary in size from small companies to among the nation's largest.

During the last few months, a third of Data General's U.S. sales offices and over 50 salespeople have been trained to sell Be There! systems. In addition, the Company has completed its first jointly-sponsored Data General customer seminar and has presented the Be There! product at two internal Data General U.S. and international annual sales events. While the Inacom Communications national distribution agreement was only recently signed, DATA RACE has already trained three sales offices, representing over 25 salespeople. Inacom also recently selected DATA RACE as its first external vendor for its interactive video service designed to update, educate and communicate interactively with Inacom employees across the country.

RESULTS OF OPERATIONS

Total revenue for the three months ended September 30, 1997 decreased 85% to $1,153,925 from $7,943,204 in the same period of the prior fiscal year. This decrease was primarily due to the completion during the quarter ended June 30, 1997 of substantially all shipments of existing custom modem contracts.

Gross profit margin was 13% for the three months ended September 30, 1997. This gross profit margin is down from 18% for the comparable quarter of the prior fiscal year primarily due to manufacturing variances attributable to reduced production volumes.

Operating expenses of $2,920,019 for the three months ended September 30, 1997 were comparable to the same period of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Operating losses have had and continue to have a significant negative effect on the Company's cash balance. At September 30, 1997, the Company had $2,509,892 in cash and cash equivalents.

In November 1997, the Company received proceeds of $5,000,000 from the issuance of convertible preferred stock and warrants. The convertible preferred stock is redeemable under certain circumstances. See note 5 to the Company's condensed financial statements.

The Company's ability to sustain operations, make future capital expenditures and fund the development and marketing of new products, including the Be There! personal multiplexer, are highly dependent on existing cash and some or all of the following: demands on cash to support the custom modem business, final settlement of the shareholder lawsuit, and the Company's return to profitability. The timing and amount of the Company's future capital requirements can not be accurately predicted. The Company does not anticipate a return to profitability as long as its expenditures on the Be There! system remain disproportionate to attendant revenue. As a result, the Company may in the future require additional financing; the failure to obtain such financing when needed would have a material adverse effect on the Company.

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

RISKS REGARDING FORWARD LOOKING STATEMENTS

Except for the historical information, this report contains various "forward-looking statements" which represent the Company's expectations or beliefs concerning future events, including the timing and levels of revenues from the Company's teleworker products, the timing of purchase decisions, the Company's success in developing distribution partnerships, customer acceptance of the teleworker products. The Company cautions that these forward-looking statements involve a number of risks and uncertainties and are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include lack of adequate capital; changing market trends and market needs; uncertainty regarding the breadth of market acceptance of the teleworker products' performance; uncertainty regarding the length of the sales process: rapid or unexpected technological changes; new or increased competition from companies with greater resources than the Company; inability to resolve technical issues or overcome other development obstacles; and certain other factors set forth in the Company's SEC filings, including the Form 10-K for fiscal 1997. The Company's failure to succeed in its efforts, including its sales efforts with respect to the teleworker products, could have a material adverse effect on the Company's financial condition and operations.

                                DATA RACE, INC.

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

On November 28, 1995, a class action shareholder lawsuit was filed against the Company and certain of its officers. On December 15, 1995, an additional shareholder lawsuit was filed with identical allegations. On February 23, 1996, the cases were consolidated, and the style of the case was changed to In re Data
                                                                      ----------
Race, Inc. Securities Litigation.
--------------------------------

On July 29, 1997, the Company and the plaintiffs agreed to settle the In re Data
                                                                      ----------
Race, Inc. Securities Litigation. If the lawsuit were settled in accordance
--------------------------------
with this agreement, the Company's insurance carrier would pay $800,000 in cash and the Company would contribute 10,000 shares of Common Stock. The Company believes that the case is absolutely without merit, and that neither the Company nor any of the other defendants committed any of the alleged wrongdoings. The Company decided to accept the settlement agreement based on the advice of counsel that the costs to the Company of defending the lawsuit could exceed the cost to the Company of the proposed settlement, and based on the unpredictable results of jury trials. The settlement is contingent upon execution of a definitive settlement agreement, U.S. District Court approval and certain other conditions. There can be no assurance that all such conditions will be satisfied. In the event final settlement is not reached, the Company intends to continue to vigorously defend against the claims made in the lawsuit. The Company is unable, however, to predict the costs to be incurred to resolve the lawsuit in the event settlement is not reached on the terms set forth in the preliminary settlement agreement. The Company is required under certain circumstances to indemnify the named officers against losses incurred as a result of the lawsuit.

ITEM 2.  CHANGES IN SECURITIES
------------------------------
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
None.

ITEM 5.  OTHER INFORMATION
--------------------------
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
(a)  Exhibits.

--------------
27*  Financial Data Schedule.
* Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
(b)  Reports on Form 8-K.
-------------------------
No reports on Form 8-K were filed during the quarter.

                                DATA RACE, INC.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    DATA RACE, INC.

                    By:  /s/ Gregory T. Skalla
                         ---------------------
                         Gregory T. Skalla, Vice President-Finance
                         Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

                         Date:  November 14, 1997