Form 10-Q
period 1997-12-31
DATA RACE INC
filed 1998-02-05
CIK 890924

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q
                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended                                     Commission File Number
  December 31, 1997                                              0-20706


                                DATA RACE, INC.
             (Exact name of registrant as specified in its charter)


          Texas                                          74-2272363
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


On February 5, 1997, there were 5,697,252 outstanding shares of Common Stock, no par value.

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

Item 1. Interim Condensed Financial Statements (Unaudited):

        Condensed Balance Sheets as of  December 31, 1997 and June 30, 1997...3

        Condensed Statements of Operations for the Three Months
        and Six Months Ended December 31, 1997 and 1996  .....................4

        Condensed  Statements of Cash Flows for the Six Months
        Ended December 31, 1997 and 1996......................................5

        Notes to Interim Condensed Financial Statements.......................6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..................................10


PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings....................................................13

Item 2. Changes in Securities................................................13

Item 3. Defaults Upon Senior Securities......................................14

Item 4. Submission of Matters to a Vote of Security
        Holders..............................................................14

Item 5. Other Information....................................................14

Item 6. Exhibits and Reports on Form 8-K.....................................14

SIGNATURES...................................................................15
----------

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  INTERIM CONDENSED FINANCIAL STATEMENTS
-----------------------------------------------


                                DATA RACE, INC.
                            CONDENSED BALANCE SHEETS
                                   UNAUDITED


                                                                                          AS OF
                                                                     ---------------------------------------------
                                                                          DEC. 31, 1997           JUNE 30, 1997
                                                                     ---------------------   ---------------------
ASSETS

CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS.......................................     $         5,232,657     $         4,535,768
  ACCOUNTS RECEIVABLE, NET........................................                 666,402               1,879,656
  INVENTORY.......................................................                 881,631               1,056,999
  PREPAID EXPENSES AND DEPOSITS...................................                       -                  22,889
                                                                     ---------------------   ---------------------
    TOTAL CURRENT ASSETS..........................................               6,780,690               7,495,312

PROPERTY AND EQUIPMENT, NET.......................................               1,667,930               1,932,317
OTHER ASSETS, NET.................................................                  42,389                  42,689
                                                                     ---------------------   ---------------------
    TOTAL ASSETS..................................................     $         8,491,009     $         9,470,318
                                                                     ---------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE................................................     $           539,246     $           912,522
  ACCRUED EXPENSES................................................               1,566,562               1,693,265
  OTHER CURRENT LIABILITIES.......................................                       -                     932
                                                                     ---------------------   ---------------------
    TOTAL CURRENT LIABILITIES.....................................               2,105,808               2,606,719

COMMITMENTS AND CONTINGENCIES.....................................

SHAREHOLDERS' EQUITY:
  SERIES A CONVERTIBLE PREFERRED STOCK............................                 754,970                3,079,447
  SERIES C CONVERTIBLE PREFERRED STOCK............................               4,616,724                        -
  COMMON STOCK....................................................              29,341,514               26,680,686
  ADDITIONAL PAID IN CAPITAL......................................               1,882,303                1,882,303
  RETAINED EARNINGS (DEFICIT).....................................             (30,210,310)             (24,778,837)
                                                                     ---------------------    ---------------------
    TOTAL SHAREHOLDERS' EQUITY....................................               6,385,201                6,863,599
                                                                     ---------------------    ---------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................     $         8,491,009      $         9,470,318
                                                                     ==============================================


        See accompanying notes to interim condensed financial statements

                                DATA RACE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED


                                                   Three Months Ended Dec. 31,                 Six  Months Ended Dec. 31,
                                               ------------------------------------       -------------------------------------
                                                     1997                1996                   1997                1996
                                               ----------------    ----------------       ----------------    -----------------

Total revenue...........................       $     1,574,317     $     4,425,040        $     2,728,242     $     12,368,244

Cost of revenue.........................             1,179,688           3,173,650              2,184,292            9,689,459
                                               ----------------    ----------------       ----------------    -----------------

   Gross profit.........................               394,629           1,251,390                543,950            2,678,785
                                               ----------------    ----------------       ----------------    -----------------

Operating expenses:
 Engineering and product development....             1,177,660           1,209,885              2,251,079            2,425,405
 Sales and marketing....................             1,126,264             743,974              2,213,326            1,677,566
 General and administration.............               580,218             646,400              1,339,756            1,349,697
                                               ----------------    ----------------       ----------------    -----------------
   Total operating expenses.............             2,884,142           2,600,259              5,804,161            5,452,668
                                               ----------------    ----------------       ----------------    -----------------

   Operating loss.......................            (2,489,513)         (1,348,869)            (5,260,211)          (2,773,883)
                                               ----------------    ----------------       ----------------    -----------------


Other income............................                32,752              27,726                 79,261               71,443
                                               ----------------    ----------------       ----------------    -----------------

Loss before income taxes................            (2,456,761)         (1,321,143)            (5,180,950)          (2,702,440)
Income tax benefit......................                     -                   -                      -                    -
                                               ----------------    ----------------       ----------------    -----------------

   Net loss.............................       $    (2,456,761)    $    (1,321,143)       $    (5,180,950)    $     (2,702,440)
                                               ================================================================================
Per share data:
   Net loss.............................            (2,456,761)         (1,321,143)            (5,180,950)          (2,702,440)
   Effect of beneficial conversion
   feature of convertible preferred
   stock................................              (107,292)                  -               (250,523)                   -
                                               ----------------    ----------------       ----------------    -----------------
   Net loss applicable to common
   stock................................            (2,564,053)         (1,321,143)            (5,431,473)          (2,702,440)

   Net basic and diluted  loss per
   share applicable to common stock.....       $         (0.46)    $         (0.27)       $         (1.00)    $          (0.57)
                                               ================================================================================

Weighted average shares outstanding.....             5,549,000           4,806,000              5,407,000            4,780,000
                                               ----------------    ----------------       ----------------    -----------------


       See accompanying notes to interim condensed  financial statements

                                DATA RACE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED


                                                                                Six Months Ended Dec. 31,
                                                                      ---------------------------------------------
                                                                                1997                     1996
                                                                      --------------------       ------------------
Cash flows from operating activities:
 Net loss........................................................     $        (5,180,950)       $      (2,702,440)
 Adjustments to reconcile net loss to net cash provided by (used
  in) operating activities:
   Depreciation and amortization.................................                 294,515                  351,691
   Gain on sales of property and equipment.......................                  (1,639)                       -
   Changes in assets and liabilities:
   Accounts receivable...........................................               1,213,254                   25,433
   Inventory.....................................................                 175,368                2,623,447
   Prepaid expenses, deposits and other assets...................                  23,189                   95,163
   Accounts payable..............................................                (373,276)              (1,306,063)
   Accrued expenses..............................................                (126,703)                 (63,747)
   Other current liabilities.....................................                    (932)                (308,578)
                                                                      --------------------       ------------------
    Net cash used in operating activities........................              (3,977,174)              (1,285,094)
                                                                      --------------------       ------------------
Cash flows from investing activities:
 Purchase of property and equipment..............................                 (30,909)                (220,910)
 Proceeds from sale of property and equipment....................                   2,420                   34,038
                                                                      --------------------       ------------------
    Net cash used in investing activities........................                 (28,489)                (186,872)
                                                                      --------------------       ------------------

Cash flows from financing activities:
 Net proceeds from the issuance of preferred stock                              4,616,724                        -
 Stock option transactions.......................................                  85,828                  208,747
                                                                      --------------------       ------------------
    Net cash provided by financing activities....................               4,702,552                 208,747
                                                                      --------------------       ------------------

Net increase (decrease) in cash and cash equivalents.............                 696,889              (1,263,219)

Cash and cash equivalents at beginning of period.................               4,535,768               3,990,435
                                                                      --------------------       ------------------

Cash and cash equivalents at end of period.......................     $         5,232,657       $       2,727,216
                                                                      =============================================


       See accompanying notes to interim condensed  financial statements

                                DATA RACE, Inc.
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                   UNAUDITED


1)  Summary of Significant Accounting Policies
----------------------------------------------

Description of Business

DATA RACE, Inc. ("DATA RACE" or the "Company") designs, manufactures, and markets a line of communication products that meet the need for "Remote Access to the Corporate Environment." The Company's products enable knowledge workers who work at home, in branch offices, or on the road from hotels or airport lounges, to access the various elements of the corporate communications infrastructure. These products include the Be There! personal multiplexer system, a unique client/server product that enables teleworkers to access all elements of the corporate communications network. With Be There!, teleworkers access the intranet and the Internet, while sending and receiving e-mail, faxes and phone calls -- simultaneously and over a single phone line. The Company also designs and manufactures advanced COMMUNICATIONS SUBSYSTEMS FOR MANUFACTURERS OF NOTEBOOK COMPUTERS, AS WELL AS A LINE OF NETWORK MULTIPLEXERS WHICH CARRY DATA, VOICE, AND FAX TRAFFIC BETWEEN A COMPANY'S BRANCH AND HEADQUARTERS OFFICES, OVER A BROAD RANGE OF WIDE AREA COMMUNICATIONS SPEEDS AND SERVICES.

Basis of Presentation

The unaudited interim financial statements reflect all adjustments (consisting of normal recurring accruals) that in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 1997, and the Quarterly Report on Form 10-Q for the quarter ended September 30, 1997. The balance sheet data as of June 30, 1997 included herein has been derived from such audited financial statements. Interim period results are not necessarily indicative of the results to be expected for any future periods or the full year.

2)  Earnings Per Share
----------------------

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. FASB Statement No. 128 supersedes APB Opinion No. 15, Earnings Per Share, and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). It replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Statement No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Diluted loss per share approximates basic loss per share as no potential common shares are to be included in the computation when a loss from continuing operations available to common shareholders exists. The Company had approximately 1,475,000 and 1,188,000 options outstanding as of December 31, 1997 and 1996 respectively. The Company had 705 shares of Series A Convertible Preferred Stock and 5,000 shares of Series C Convertible Participating Preferred Stock outstanding as of December 31, 1997. The Company also had warrants to purchase 45,800 shares of Common Stock at $16.375 and 139,861 shares of Common Stock at $6.435 outstanding at December 31, 1997. No Series A or Series C Convertible Preferred Stock and warrants were outstanding as of December 31, 1996. All previously reported per share amounts have been restated to conform to the new presentation.

3)  Inventory
-------------

Inventory is valued at the lower of standard cost (approximates first-in, first-out) or market (net realizable value). Inventory consists of the following:

                                                December 31,              June 30,
                                            ------------------      ------------------
                                                    1997                    1997
                Finished goods           $              70,783   $             218,777
                Work in process                        569,686                 440,005
                Raw materials                          241,162                 398,217
                                            ------------------      ------------------
                Total inventory          $             881,631   $           1,056,999
                                            ==================      ==================

4   Litigation
--------------

On November 28, 1995, a class action shareholder lawsuit was filed against the Company and certain of its officers. On December 15, 1995, an additional shareholder lawsuit was filed with identical allegations. On February 23, 1996, the cases were consolidated, and the style of the case was changed to In Re Data
                                                                     ----------
Race, Inc. Securities Litigation.
--------------------------------


On July 29, 1997, The Company and the Plantiffs agreed to settle the In Re
                                                                     -----
Data Race, Inc. Securities Litigation. If the lawsuit were settled in accordance
-------------------------------------
with this agreement, the Company's insurance carrier would pay $800,000 in cash and the Company would contribute 10,000 shares of Common Stock. The Company believes that the case is absolutely without merit, and that neither the Company nor any of the other defendants committed any of the alleged wrongdoings. The Company decided to accept the settlement agreement based on the advice of counsel that the costs to the Company of defending the lawsuit could exceed the cost to the Company of the proposed settlement, and based on the unpredictable results of jury trials. The settlement is contingent upon execution of a definitive settlement agreement, U.S. District Court approval and certain other conditions. There can be no assurance that all such conditions will be satisfied. In the event final settlement is not reached, the Company intends to continue to vigorously defend against the claims made in the lawsuit. The Company is unable, however, to predict the costs to be incurred to resolve the lawsuit in the event settlement is not reached on the terms set forth in the preliminary settlement agreement. The Company is required under certain circumstances to indemnify the named officers against losses incurred as a result of the lawsuit.

5)  Convertible Preferred Stock
-------------------------------

On November 12, 1997, the Company completed the first closing of a private placement of its 1997 Series C Convertible Participating Preferred Stock ("Preferred Stock") and Stock Purchase Warrants ("Warrants") with four investment firms (the "Investors"), at an aggregate price of $5,000,000. At such time, the Investors agreed, subject to certain conditions, to purchase at a second closing, on or before January 29, 1998, additional shares of Preferred Stock and Warrants at an aggregate price of $3,000,000. The Company has used and intends to use the proceeds from the sale of the Preferred Stock and Warrants for the development and launch of new products, including the Company's Be There! products, and for working capital.

The Preferred Stock bears an 8% dividend per annum payable in kind upon the earlier of conversion or maturity, is non-voting except in limited circumstances, ranks senior to Common Stock in liquidation, and is redeemable at the option of the holders in limited circumstances, including the Company's breach of certain covenants imposed by the Preferred Stock. The Preferred Stock is convertible into Common Stock at the option of each holder commencing upon the earlier of (i) the registration statement being declared effective or (ii) three months after the purchase date. The number of shares of Common Stock that may be issued upon conversion of the Preferred Stock will be equal to the stated value of the Preferred Stock divided by the applicable conversion price (as defined in the Statement of Designations establishing the Preferred Stock). Any Preferred Stock outstanding two years after its issuance date will convert automatically into Common Stock.

The Warrants issued at the first closing are exercisable for an aggregate of 139,861 shares of Common Stock at a price of $6.435 per share through the third anniversary of the date of issuance. The Warrants will vest in two equal installments on April 12, 1998, and August 12, 1998, but only in the same proportion which the number of shares of Preferred Stock then outstanding bears to the number of shares of Preferred Stock initially issued.

As of February 5, 1998, 100 shares of the initial 5,000 shares of the Preferred Stock had been converted into 41,409 shares of Common Stock.

As of February 5, 1998, 4,495 shares of the initial 5,000 shares of the 1997 Series A Convertible Preferred Stock had been converted into 675,842 shares of Common Stock.

6)  Subsequent Events
---------------------

On January 12, 1998, all proposals presented to the shareholders of the Company at the annual meeting were approved, including certain issuances of Common Stock in connection with the private placement of the Preferred Stock and Warrants.

The Company believes that it met all of the conditions necessary for the immediate second funding of the additional shares of Series C Convertible Preferred Stock and Warrants at an aggregate price of $3,000,000. However, the Company has determined that an immediate funding may not be in the best interest of shareholders because of the dilution caused by the current stock price. As a result, on January 30, 1998, the Company and the holders of Series C Convertible Preferred Stock agreed to delay the second funding until April 15, 1998 and modify or eliminate a number of the conditions of closing.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Overview
--------

DATA RACE believes that the indirect sales channels are critically important to reaching its revenue objectives. As a result, the Company has focused a large amount of its resources in establishing relationships with a variety of distribution partnerships, especially the billion-dollar class partners. While the time to record revenue from indirect sales partners is longer than direct sales, due to the need for joint generation of a marketing plan and training of salespeople at multiple locations, the Company believes that this strategy is in the shareholders' best interest.

Revenue from the new Be There! product line was about 9% of the total revenue during the quarter ended December 31, 1997. Revenue from Be There! Products was split approximately evenly between direct sales to users and sales to distribution partners. Direct Be There! revenue increased during the quarter primarily due to the sale of systems for 100 users at a large communications solutions company. Sales to distribution partners significantly increased during the quarter, but the Company believes these sales must increase much further in order to reach its revenue objectives.

Results of Operations

Total revenue for the three months ended December 31, 1997 decreased 64% to $1,574,000 from $4,425,000 in the comparable period of the prior fiscal year. Revenue for the six months ended December 31, 1997 decreased 78% to $2,728,000 from $12,368,000 in the comparable period of the prior fiscal year. These decreases were primarily due to the completion during the quarter ended June 30, 1997 of substantially all shipments under existing custom modem contracts and the significant decline in revenue from network multiplexers. The Company believes that the market for custom modems is in a state of transition, and future opportunities in this market are expected to increasingly shift from high-volume manufacturing to alternatives such as custom design contracts and royalties. The Company has taken steps to better align its spending related to custom modems to the expected lower revenue levels. During January 1998, the Company reduced its total workforce by approximately one quarter, primarily in areas related to volume modem manufacturing. Therefore, certain manufacturing and operating expenses are expected to decline in future periods.

Gross profit margin was 25% and 20% for the three and six months ended December 31, 1997, down from 28% and 22% from the comparable periods of the prior fiscal year. The decreases were primarily due to manufacturing variances attributable to reduced production volumes.

Engineering and product development expenses for the three and six months ended December 31, 1997 were comparable to the same periods of the prior fiscal year.

Sales and marketing expenses for the three and six months ended December 31, 1997 increased 51% and 32% respectively from the comparable periods of the prior fiscal year. These increases were primarily due to the additional sales and marketing personnel additions for the Company's new Be There! personal multiplexer product line.

General and administrative expenses for the three months ended December 31, 1997 decreased 10% to $580,000 from $646,000 from the comparable period of the prior fiscal year. This decrease was primarily attributable to decrease in legal expenditures associated with the class action shareholder lawsuit. For the six months ended December 31, 1997, general and administrative expenses were essentially unchanged from the comparable period of the prior fiscal year.

Income tax benefits related to the losses for the three and six months ended December 31, 1997 were not recognized because the utilization of such benefits is not assured. As of December 31, 1997, the Company had federal tax net operating loss carry forwards of approximately $32,000,000 which expire beginning in 2009. The value of these net operating loss carryforwards is dependent on future events and complex tax code provisions, and cannot be stated with certainty.

Liquidity and Capital Resources

Operating losses have had and continue to have a substantial negative effect on the Company's cash balance. At December 31, 1997, the Company had $5,233,000 in cash and cash equivalents. During the first six months of fiscal 1998, the Company financed its operations by drawing on available cash and cash equivalents. Expenditures for property and equipment for the first six months of fiscal 1998 were $31,000.

In November 1997, the Company received net proceeds of approximately $4,617,000 from the issuance of Series C Convertible Participating Preferred Stock ("Preferred Stock") and related warrants. At such time, the investors agreed, subject to certain conditions, to purchase an additional $3,000,000 of Preferred Stock and warrants by January 29, 1998. The Preferred Stock is redeemable under certain circumstances. See Item 2 of this report for a more complete description of the terms of the transaction. The Company believes that it met all the conditions necessary for the immediate second funding, but has determined that an immediate funding may not be in the shareholders' best interest due to dilution caused by the current stock price. On January 30, 1998, the Company and the holders of the Preferred Stock agreed to delay the second funding until April 15, 1998 and modify or eliminate a number of the conditions of closing.

The Company's ability to sustain operations, make future capital expenditures and fund the development and marketing of new products, including the Be There!

remote access system, are highly dependent on existing cash, final settlement of the shareholder lawsuit, and the Company's return to profitability. The timing and amount of the Company's future capital requirements can not be accurately predicted. The Company does not anticipate a return to profitability as long as its expenditures on the Be There! system remain disproportionate to attendant revenue. As a result, the Company may in the future require additional financing; the failure to obtain such financing when needed would have a material adverse effect on the Company.




Disclosure Regarding Forward Looking Statements

Except for the historical information, this report contains various "forward-looking statements" which represent the Company's expectations or beliefs concerning future events, including the timing and levels of revenues from the Company's Be There! products, the Company's success in developing distribution partnerships and increasing direct sales relationships and the time required to develop such relationships and customer acceptance of the Be There! products. The Company cautions that these forward-looking statements involve a number of risks and uncertainties and are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include lack of adequate capital; changing market trends and market needs; uncertainty regarding the breadth of market acceptance of the teleworker products' performance; uncertainty regarding the length of the sales process; increased risk of sales returns associated with newly introduced products; rapid or unexpected technological changes; new or increased competition from companies with greater resources than the Company; inability to resolve technical issues or overcome other development obstacles; and certain other factors set forth in the Company's SEC filings, including the Form 10-K for fiscal 1997. The Company's failure to succeed in its efforts, including its sales efforts with respect to the teleworker products, could have a material adverse effect on the Company's financial condition and operations.

                          PART II - OTHER INFORMATION

                                DATA RACE, INC.

ITEM 1.  LEGAL PROCEEDINGS
---------------------------

The information contained in Note 4 of "Notes to Interim Condensed Consolidated Financial Statements," herein, regarding significant lawsuit is incorporated by reference to this Item 1. Such lawsuit was also reported in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997. There were no material developments in the shareholder lawsuit during the quarter ended December 31, 1997.


ITEM 2.  CHANGES IN SECURITIES
------------------------------

On November 12, 1997, the Company completed the first closing of a private placement of its 1997 Series C Convertible Participating Preferred Stock ("Preferred Stock") and Stock Purchase Warrants ("Warrants") with Nelson Partners, Olympus Securities, Ltd., CC Investments, LDC and Capital Ventures International (the "Investors"), at an aggregate price of $5,000,000. At such time, the Investors agreed, subject to certain conditions, to purchase at a second closing, on or before January 29, 1998, additional shares of Preferred Stock and Warrants at an aggregate price of $3,000,000. The Company believes that it met all of the conditions necessary for the immediate second funding of the additional shares of Series C Convertible Preferred Stock and Warrants at an aggregate price of $3,000,000. However, the Company has determined that an immediate funding may not be in the best interest of shareholders because of the dilution caused by the current stock price. As a result, on January 30, 1998, the Company and the holders of Series C Convertible Preferred Stock agreed to delay the second funding until April 15, 1998 and modify or eliminate a number of the conditions of closing.

The Company has used and intends to use the proceeds from the sale of the Preferred Stock and Warrants for the development and launch of new products, including the Company's Be There! products, and for working capital.

The Preferred Stock bears an 8% dividend per annum payable in kind upon the earlier of conversion or maturity, is non-voting except in limited circumstances, ranks senior to Common Stock in liquidation, and is redeemable at the option of the holders in limited circumstances, including the Company's breach of certain covenants imposed by the Preferred Stock. The Preferred Stock is convertible into Common Stock at the option of each holder commencing upon the earlier of (i) the registration statement being declared effective or (ii) three months after the purchase date. The number of shares of Common Stock that may be issued upon conversion of the Preferred Stock will be equal to the stated value of the Preferred Stock divided by the applicable conversion price (as defined in the Statement of Designations establishing the Preferred Stock). Any Preferred Stock outstanding two years after its issuance date will convert automatically into Common Stock.

The Warrants issued at the first closing are exercisable for an aggregate of 139,861 shares of Common Stock at a price of $6.435 per share through the third anniversary of the date of issuance. The Warrants will vest in two equal installments on April 12, 1998, and August 12, 1998, but only in the same proportion which the number of shares of Preferred Stock then outstanding bears to the number of shares of Preferred Stock initially issued.

The private placement was arranged by Southcoast Capital Corporation (Southcoast), which received a fee equal to 5% of the aggregate gross proceeds received by the Company from the sale of the Preferred Stock and Warrants. The Company agreed to indemnify Southcoast against certain liabilities, including liabilities under the Securities Act.

The offer and sale of the Preferred Stock and Warrants were, and, in connection with the second closing, will be, made in reliance upon Section 4(2) of the Securities Act, the non-public offering exemption from the registration requirements of the Securities Act.

As of February 5, 1998, 100 shares of the initial 5,000 shares of the 1997 Series C Preferred Stock had been converted into 41,409 share of common stock.

A more complete description of the private placement and the restrictions pertaining to the Preferred Stock and Warrants is contained in the exhibits to the Company's Current Report 8-K filed on November 19, 1997 and in Exhibit 10.1 of this Report on Form 10-Q.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

NONE.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

NONE.


ITEM 5.  OTHER INFORMATION
--------------------------

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(A)  EXHIBITS.
--------------


EXHIBIT
-------

10.1 AMENDMENT DATED JANUARY 30, 1998 TO THE SECURITIES PURCHASE AGREEMENT DATED AS OF NOVEMBER 7, 1997.

27.0   FINANCIAL DATA SCHEDULE

(B)  REPORTS ON FORM 8-K.
-------------------------

FORM 8-K WAS FILED ON NOVEMBER 19, 1997, TO REPORT A $5,000,000 PRIVATE PLACEMENT OF 8% CONVERTIBLE PARTICIPATING PREFERRED STOCK AND WARRANTS WITH FOUR INSTITUTIONAL INVESTMENT FIRMS.

                                  SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                            DATA RACE, INC.

                            BY:
                                -----------------------------------------------
                                GREGORY T. SKALLA, VICE PRESIDENT, FINANCE
                                CHIEF FINANCIAL OFFICER, TREASURER AND SECRETARY (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                            DATE:  FEBRUARY 5, 1998