Form 10-Q
period 1998-03-31
DATA RACE INC
filed 1998-04-30
CIK 890924

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q
                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the Quarter Ended                             Commission File Number
        March 31, 1998                                       0-20706


                                DATA RACE, INC.
             (Exact name of registrant as specified in its charter)


          Texas                                          74-2272363
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


On April 24, 1998, there were 6,434,971 outstanding shares of Common Stock, no par value.

                                DATA RACE, INC.
                               INDEX TO FORM 10-Q

                                                                          Page
                                                                        Number
                                                                        ------
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1. Interim Condensed Financial Statements (Unaudited):

        Condensed Balance Sheets as of  March 31, 1998 and June 30, 1997..   3

        Condensed Statements of Operations for the Three Months
        and Nine Months Ended March 31, 1998 and 1997.....................   4

        Condensed  Statements of Cash Flows for the Nine Months
        Ended March 31, 1998 and 1997.....................................   5

        Notes to Interim Condensed Financial Statements...................   6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...............................   9


PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings................................................  13

Item 2.  Changes in Securities............................................  13

Item 3.  Defaults Upon Senior Securities..................................  13

Item 4.  Submission of Matters to a Vote of Security Holders..............  13

Item 5.  Other Information................................................  14

Item 6.  Exhibits and Reports on Form 8-K.................................  14


SIGNATURES................................................................  15
----------

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  INTERIM CONDENSED FINANCIAL STATEMENTS
-----------------------------------------------


                                DATA RACE, INC.
                            CONDENSED BALANCE SHEETS
                                   UNAUDITED


                                                                                              AS OF
                                                                       -------------------------------------------------
                                                                             MARCH 31, 1998             JUNE 30, 1997
                                                                       -----------------------    ----------------------
ASSETS

Current Assets:
  Cash and cash equivalents......................................        $           3,148,730      $          4,535,768
  Accounts receivable, net.......................................                      243,741                 1,879,656
  Inventory......................................................                      707,450                 1,056,999
  Prepaid expenses and deposits..................................                        3,000                    22,889
                                                                       -----------------------    ----------------------
    Total current assets.........................................                    4,102,921                 7,495,312

Property and equipment, net......................................                    1,574,995                 1,932,317
Other assets.....................................................                       42,389                    42,689
                                                                       -----------------------    ----------------------
    Total assets.................................................        $           5,720,305      $          9,470,318
                                                                       =======================    ======================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable...............................................        $             368,708      $            912,522
  Accrued expenses...............................................                    1,074,543                 1,694,197
                                                                       -----------------------    ----------------------
    Total current liabilities....................................                    1,443,251                 2,606,719

Commitments and contingencies....................................

Shareholders' equity:
  Series A convertible preferred stock...........................                      224,970                 3,079,447
  Series C convertible preferred stock...........................                    3,586,192                         -
  Common stock...................................................                   30,944,760                26,680,686
  Additional paid in capital.....................................                    1,882,303                 1,882,303
  Retained earnings (deficit)....................................                  (32,361,171)              (24,778,837)
                                                                       -----------------------    ----------------------
    Total shareholders' equity...................................                    4,277,054                 6,863,599
                                                                       -----------------------    ----------------------
     Total liabilities and shareholders' equity..................        $           5,720,305      $          9,470,318
                                                                       =======================    ======================


        See accompanying notes to interim condensed financial statements

                                DATA RACE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED


                                                  Three Months Ended March 31,                   NINE  MONTHS ENDED MARCH 31,
                                        --------------------------------------------    -------------------------------------------
                                                     1998                   1997                   1998                   1997
                                        ---------------------    -------------------    -------------------    --------------------

Total revenue...........................      $       710,468        $     3,902,257        $     3,438,710        $     16,270,501

Cost of revenue.........................              701,980              2,712,369              2,886,272              12,401,828
                                        ---------------------    -------------------    -------------------    --------------------

   Gross profit  .......................                8,488              1,189,888                552,438               3,868,673
                                        ---------------------    -------------------    -------------------    --------------------

Operating expenses:
 Engineering and product
  development...........................              730,765              1,197,750              2,981,844               3,623,155
 Sales and marketing....................              932,875              1,330,107              3,146,201               3,007,673
 General and administration.............              506,200                612,372              1,845,956               1,962,069
                                        ---------------------    -------------------    -------------------    --------------------
   Total operating expenses.............            2,169,840              3,140,229              7,974,001               8,592,897
                                        ---------------------    -------------------    -------------------    --------------------

   Operating loss.......................           (2,161,352)            (1,950,341)            (7,421,563)             (4,724,224)



Other income............................               33,370                 68,512                112,631                 139,955
                                        ---------------------    -------------------    -------------------    --------------------

Loss before income taxes................           (2,127,982)            (1,881,829)            (7,308,932)             (4,584,269)

Income tax benefit......................                    -                      -                      -                       -
                                        ---------------------    -------------------    -------------------    --------------------

   Net loss.............................      $    (2,127,982)       $    (1,881,829)       $    (7,308,932)       $     (4,584,269)

                                        =====================    ===================    ===================    ====================

Per share data:

 Net basic and diluted loss per share
  attributable to common shareholders...      $         (0.38)       $         (0.68)       $         (1.38)       $          (1.25)


Weighted average shares outstanding.....            5,910,000              4,893,000              5,572,000               4,817,000

        See accompanying notes to interim condensed financial statements

                                DATA RACE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED


                                                                                     Nine Months Ended March 31,
                                                                       ----------------------------------------------------
                                                                                      1998                       1997
                                                                       -------------------------     ----------------------
Cash flows from operating activities:
 Net loss........................................................        $            (7,308,932)        $       (4,584,269)
 Adjustments to reconcile net loss to net cash provided by (used
  in) operating activities:
  Depreciation and amortization..................................                        418,769                    410,040
  Gain on sales of property and equipment........................                         (1,639)                         -
  Changes in assets and liabilities:
  Accounts receivable............................................                      1,635,915                    (27,805)
  Inventory......................................................                        349,549                  2,331,282
  Prepaid expenses, deposits, and other assets...................                         20,189                     79,636
  Accounts payable...............................................                       (543,814)                  (565,687)
  Accrued expenses...............................................                       (619,654)                   (29,032)
  Other current liabilities......................................                              -                   (149,499)
                                                                       -------------------------     ----------------------
   Net cash used in operating activities.........................                     (6,049,617)                (2,535,334)
                                                                       -------------------------     ----------------------

Cash flows from investing activities:
 Purchase of property and equipment..............................                        (62,228)                  (294,189)
 Proceeds from sale of property and equipment....................                          2,420                     43,451
                                                                       -------------------------     ----------------------
   Net cash used in investing activities.........................                        (59,808)                  (250,738)
                                                                       -------------------------     ----------------------

Cash flows from financing activities:
 Net proceeds from the issuance of preferred stock...............                      4,614,192                  4,647,811
 Stock option transactions.......................................                        108,195                    525,315
                                                                       -------------------------     ----------------------
   Net cash provided by financing activities.....................                      4,722,387                  5,173,126
                                                                       -------------------------     ----------------------

Net (decrease)  increase in cash and cash equivalents............                     (1,387,038)                 2,387,054

Cash and cash equivalents at beginning of period.................                      4,535,768                  3,990,435
                                                                       -------------------------     ----------------------

Cash and cash equivalents at end of period.......................        $             3,148,730         $        6,377,489
                                                                       =========================     ======================

        See accompanying notes to interim condensed financial statements

                                DATA RACE, Inc.
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                   UNAUDITED


1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------

DESCRIPTION OF BUSINESS

DATA RACE, Inc. ("DATA RACE" or the "Company") designs, manufactures, and markets a line of communication products for remote access to the corporate environment. Its unique client/server product, the Be There! remote access system, gives teleworkers access to all elements of the corporate communications network. Through Be There!, teleworkers reach the corporate intranet, LAN, and the Internet while sending and receiving e-mail, faxes and phone calls simultaneously over a single phone line. The Company also designs and manufactures advanced communications subsystems for makers of notebook computers and network multiplexers that carry data, LAN, voice, and fax traffic among a company's multiple offices.

BASIS OF PRESENTATION

The unaudited interim financial statements reflect all adjustments (consisting of normal recurring accruals) that in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 1997, and the Quarterly Reports on Form 10-Q for the quarters ended September 30, 1997 and December 31, 1997. The balance sheet data as of June 30, 1997 included herein have been derived from the audited financial statements included in such annual report. Interim period results are not necessarily indicative of the results to be expected for any future periods or the full year.

2)   EARNINGS PER SHARE
-----------------------

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. FASB Statement No. 128 supersedes APB Opinion No. 15, Earnings Per Share, and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). It replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Statement No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company had approximately 1,375,000 and 1,303,000 options outstanding as of March 31, 1998 and 1997 respectively. The Company had 175 shares of

Series A Convertible Preferred Stock and 3,972 shares of Series C Convertible Participating Preferred Stock outstanding as of March 31, 1998 and 5,000 shares of Series A Convertible Preferred Stock outstanding as of March 31, 1997. The Company also had warrants to purchase 45,800 shares of common stock at $16.375 and 139,861 shares of common stock at $6.435 outstanding as of March 31, 1998. No Series C Convertible Preferred Stock or warrants were outstanding as of March 31, 1997. All previously reported per share amounts have been restated to conform to the new presentation.

                                                   THREE MONTHS ENDED MARCH 31,                 NINE  MONTHS ENDED MARCH 31,
                                        ---------------------------------------------  -------------------------------------------
                                                 1998                   1997                  1998                   1997
                                        ---------------------   --------------------  --------------------   --------------------
Per share data:  Basic and Diluted
   Net loss.............................     $     (2,127,982)      $     (1,881,829)     $     (7,308,932)      $     (4,584,269)
                                        =====================   ====================  ====================   ====================
   Effect of beneficial conversion
      feature of convertible preferred
      stock.............................             (143,861)            (1,454,365)             (394,384)            (1,454,365)
                                        ---------------------   --------------------  --------------------   --------------------
   Net loss attributable to common
      shareholders......................           (2,271,843)            (3,336,194)           (7,703,316)            (6,038,634)
  Net basic and diluted loss per share
     attributable to common shareholders     $          (0.38)      $          (0.68)     $          (1.38)      $          (1.25)
                                        =====================   ====================  ====================   ====================

Weighted average shares outstanding.....            5,910,000              4,893,000             5,572,000              4,817,000


3)  Inventory
-------------

Inventory is valued at the lower of standard cost (approximates first-in, first-
out) or market.   Inventory consists of the following:

                                                 March 31,                    June 30,
                                                    1998                        1997
                                       -----------------------     -----------------------
                Finished goods           $              10,319        $            218,777
                Work in process                        283,075                     440,005
                Raw materials                          414,056                     398,217
                                       -----------------------     -----------------------
                Total inventory          $             707,450        $          1,056,999
                                       =======================     =======================

4)  Litigation
--------------

As reported in prior SEC filings by the Company, including its Annual Report for the fiscal year ended June 30, 1997, on November 28, 1995, a class action shareholder lawsuit was filed against the Company and certain of its officers. On December 15, 1995, an additional shareholder lawsuit was filed with identical allegations. On February 23, 1996, the cases were consolidated, and the style of the case was changed to In re Data Race, Inc. Securities Litigation.


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

On March 31, 1998, the U.S. District Court signed the Order Preliminarily Approving Settlement. The settlement is contingent upon final approval by the court and certain other conditions. There can be no assurance that all such conditions will be satisfied. In the event final settlement is not reached, the Company intends to continue to vigorously defend against the claims made in the lawsuit. The Company is unable, however, to predict the costs to be incurred to resolve the lawsuit in the event settlement is not reached on the terms set forth in the preliminary settlement agreement. The Company is required under certain circumstances to indemnify the named officers against losses incurred as a result of the lawsuit.

5)   CONVERTIBLE PREFERRED STOCK
--------------------------------

On November 12, 1997, the Company completed the first closing of a private placement of its 1997 Series C Convertible Participating Preferred Stock ("Series C Preferred Stock") and Stock Purchase Warrants ("Warrants") with four investment firms (the "Investors"), at an aggregate price of $5,000,000. At such time, the Investors agreed, subject to certain conditions, to purchase at a second closing, on or before January 29, 1998, additional shares of Series C Preferred Stock and Warrants at an aggregate price of $3,000,000. On January 30, 1998, the Company and the holders of the Series C Preferred Stock agreed to delay the second funding until April 15, 1998 and modify or eliminate a number of conditions of closing. The Company has used and intends to use the proceeds from the sale of the Series C Preferred Stock and Warrants for the development and launch of new products, including the Company's Be There! products, and for working capital.

As of April 24, 1998, 1,315 shares of the initial 5,000 shares of the 1997 Series C Preferred Stock had been converted into 613,666 share of Common Stock.

As of April 24, 1998, 4,825 shares of the initial 5,000 shares of the 1997 Series A Convertible Preferred Stock had been converted into 841,314 shares of Common Stock.

6)   SUBSEQUENT EVENTS
----------------------

The Company believes that it met all of the conditions necessary for the immediate second funding of the additional shares of Series C Preferred Stock and Warrants at an aggregate price of $3,000,000. However, the Company has determined that an immediate funding may not be in the best interest of shareholders because of the dilution caused by the current stock price. As a result, on April 14, 1998, the Company and the holders of Series C Preferred Stock agreed to delay the second funding until June 1, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

OVERVIEW
--------

Beginning in the middle of fiscal year 1996, the Company initiated development of a new product line. In the last half of fiscal year 1997, the Company launched its new and innovative product line, the Be There! remote access system. Gradually, the Company has increased the resources assigned to the new product line, so that the vast majority of the Company's resources are now focused on the sales, marketing and continuing development of the Be There! product line.

Sales and marketing plans called for reaching new, large customers through indirect sales partnerships and, to a lesser extent, through direct sales efforts. While only a minority of revenues were expected to be derived from the direct sales efforts, the Company has nevertheless been disappointed with the results to date of the direct sales effort. During the last 10 months, the Company has successfully forged relationships with Inacom Communications and Data General, each a billion dollar class distribution partner, and has signed agreements with a number of regional distribution partners. Development of these indirect sales channels is continuing, and although the time to record significant indirect sales is generally longer than the time required for direct sales, the Company is pleased with the reception by the indirect channel partners of the new product line.

The Company recently changed leadership of its sales efforts and hired a new Senior Vice President responsible for sales. The Company significantly tightened the requirements for Company-sponsored trials. As a result, the majority of the end-user trials installed at December 31, 1997 were discontinued, primarily because the Company determined the trials had been inadequately qualified. Only one of these trials was converted to a sale and several trial installations were extended pending revised sales plans. Be There! revenue declined to $79,000 during the quarter ended March 31, 1998, from $135,000 during the prior quarter.

During the quarter ended March 31, 1998, the Company also revamped its sales and marketing collateral material, redirected its marketing efforts from broad-based advertising to focused seminars and trade shows, restructured and enhanced its sales and technical certification training program, and made numerous other changes. The Company is pleased with its recent success in attracting high-caliber new salespersons.

During the quarter ended March 31, 1998, the Company also made significant changes to its product development plans. The Company has been making good progress toward a Be There! client that can run on installed-based hardware.
The Company has also devised approaches for the Voice over IP market and to move towards greater compatibility with existing communications servers. The Company has been notified by the U.S. Patent and Trademark Office that all of the claims on the first Be There! patent application, filed two and half years ago, have been allowed. The Company has ongoing programs seeking patent and other intellectual property protection, although it is unusual in the industry for patents to be of substantial strategic value.

RESULTS OF OPERATIONS

Total revenue for the three months ended March 31, 1998 decreased 82% to $710,000 from $3,902,000 in the comparable period of the prior fiscal year. Revenue for the nine months ended March 31, 1998 decreased 79% to $3,439,000 from $16,271,000 in the comparable period of the prior fiscal year. These decreases were primarily due to the completion during the quarter ended June 30, 1997 of substantially all shipments under existing custom modem contracts and the decline in revenue from network multiplexers. The Company believes that the market for custom modems is in a state of transition, and future opportunities in this market are expected to increasingly shift from high-volume manufacturing to alternatives such as custom design contracts and royalties. The Company has taken steps to better align its spending related to custom modems to the expected lower revenue levels. During January 1998, the Company reduced its total workforce by approximately one quarter, primarily in areas related to volume modem manufacturing. As a result, certain manufacturing and operating expenses have declined.

Gross profit margin was 1% and 16% for the three and nine months ended March 31, 1998, down from 30% and 24% from the comparable periods of the prior fiscal year. These decreases were primarily due to manufacturing variances attributable to reduced production volumes.

Engineering and product development expenses for the three and nine months ended March 31, 1998 decreased 39% and 18% respectively from the comparable periods of
the prior fiscal year.   These decreases were primarily due to workforce
reductions in custom modem development and manufacturing.

Sales and marketing expenses for the three months ended March 31, 1998 decreased 30% to $933,000 from $1,330,000 from the comparable period of the prior fiscal year. This decrease was primarily attributable to the Company's suspension of most outside advertising. For the nine months ended March 31, 1998, sales and marketing expenses increased 5% from the comparable period of the prior fiscal year. This increase was primarily due to the additional sales and marketing personnel additions for the Company's new Be There! remote access system.

General and administrative expenses for the three and nine months ended March 31, 1998 decreased 17% and 6% respectively from the comparable periods of the prior fiscal year. These decreases were primarily attributable to workforce reductions and decreases in legal expenditures associated with the class action shareholder lawsuit

Income tax benefits related to the losses for the three and nine months ended March 31, 1998 were not recognized because the utilization of such benefits is not assured. As of March 31, 1998, the Company had federal tax net operating loss carry forwards of approximately $34,000,000 which expire beginning in 2009. The value of these net operating loss carryforwards is dependent on future events and complex tax code provisions, and cannot be stated with certainty.

LIQUIDITY AND CAPITAL RESOURCES

Operating losses have had and continue to have a substantial negative effect on the Company's cash balance. At March 31, 1998, the Company had $3,149,000 in cash and cash equivalents. During the first nine months of fiscal 1998, the Company financed its operations by drawing on available cash and cash equivalents and the net proceeds from a November 1997 Private Equity Placement. Expenditures for property and equipment for the first nine months of fiscal 1998 were $62,000.

In November 1997, the Company received net proceeds of approximately $4,614,000 from the issuance of the Series C Convertible Participating Preferred Stock ("Series C Preferred Stock") and related warrants. At that time, the investors agreed, subject to certain conditions, to purchase an additional $3,000,000 of Series C Preferred Stock and warrants by January 29, 1998. See Item 2 on Form 10-Q for the quarter ended December 31, 1997, and the exhibits to such report, for a more complete description of the terms of the transaction. The Company believes that it met all conditions necessary for the immediate second funding, but determined that on the scheduled date funding would not be in the shareholders' best interest due to dilution caused by the stock price at such date. On January 30, 1998, the Company and the holders of the Series C Preferred Stock agreed to delay the second funding until April 15, 1998 and modify or eliminate a number of the conditions of closing. On April 14, 1998 the Company and the holders of the Series C Preferred Stock agreed to delay the second funding again until June 1, 1998.

The Company's ability to sustain operations, make future capital expenditures and fund the development and marketing of new products, including the Be There! remote access system, are highly dependent on existing cash, final settlement of the shareholder lawsuit, and the Company's return to profitability. The timing and amount of the Company's future capital requirements can not be accurately predicted. The Company does not anticipate a return to profitability as long as its expenditures on the Be There! system remain disproportionate to attendant revenue. As a result, the Company may in the future require additional financing; the failure to obtain such financing when needed would have a substantial adverse effect on the Company.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Except for the historical information, this report contains various "forward-looking statements" which represent the Company's expectations or beliefs concerning future events, including the timing and levels of revenues from the Company's teleworker products, continued support by the Company's distribution partners, customer acceptance of the teleworker products, the shift away from modem manufacturing, improved results for the multiplexer business and inability to retain key personnel. The Company cautions that these forward-looking statements involve a number of risks and uncertainties and are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include lack of adequate capital; changing market trends and market needs; uncertainty regarding the breadth of market acceptance of the teleworker products' performance; uncertainty regarding the length of the teleworker sales process; increased risk of sales returns associated with newly introduced products; rapid or unexpected technological changes; new or increased competition from companies with greater resources than the Company; lack of markets acceptance of new multiplexer features; inability to resolve technical issues or overcome other development obstacles; and certain other factors set forth in the Company's SEC filings, including the Form 10-K for fiscal 1997. The Company's failure to succeed in its efforts, including its sales efforts with respect to the teleworker products, could have a material adverse effect on the Company's financial condition and operations.

                          PART II - OTHER INFORMATION

                                DATA RACE, INC.

ITEM 1.  LEGAL PROCEEDINGS
---------------------------

THE INFORMATION CONTAINED IN NOTE 4 OF "NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS," HEREIN, REGARDING SIGNIFICANT LAWSUIT IS INCORPORATED BY REFERENCE. ADDITIONAL INFORMATION IS ALSO AVAILABLE IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 1997.


ITEM 2.  CHANGES IN SECURITIES
------------------------------

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

An annual meeting of shareholders of the Company was held on January 12, 1998. Dr. W. B. Barker, Jeffery P. Blanchard, Matthew A. Kenny, George R. Grumbles, Marcelo A. Gumucio, Dwight E. Lee and Edward A. Masi were elected as directors of the Company, each to hold office until the next annual meeting of shareholders or until his successor has been elected and qualified, subject to earlier resignation or removal. Additionally, the shareholders approved the DATA RACE, Inc. 1997 Stock Option Plan, authorized the issuance of certain securities of the Company and ratified the appointment of KPMG Peat Marwick LLP as independent accountants for the 1998 fiscal year.

The results of the voting at the annual meeting of the shareholders were as follows:

                                 Proposal No. 1
                            (Election of Directors)

Company Nominee                        For               Withheld           Non- Votes
------------------------------  ------------------  ------------------  ------------------
Dr. W. B. Barker                    5,040,395             225,968               -
Jeffery P. Blanchard                5,043,605             222,758               -
Matthew A. Kenny                    5,043,535             222,828               -
George R. Grumbles                  5,042,465             223,898               -
Marcelo A. Gumucio                  5,043,215             223,148               -
Dwight E. Lee                       5,044,835             221,528               -
Edward A. Masi                      5,031,915             234,448               -

                                 Proposal No. 2
              (Approval of DATA RACE, Inc. 1997 Stock Option Plan)

For                           Against                 Abstain                Non-Votes
1,481,031                     301,068                 34,163                 3,450,101


                                 Proposal No. 3
        (Authorization of issuance of certain securities of the Company)

For                           Against                 Abstain                Non-Votes
1,625,504                     153,895                 36,863                 3,450,101

                                 Proposal No. 4
       (Ratification of KPMG Peat Marwick LLP as independent accountants)

For                           Against                 Abstain                Non-Votes
5,190,259                     65,525                  10,579                    -


ITEM 5.  OTHER INFORMATION
--------------------------

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(A)  EXHIBITS.
--------------

EXHIBIT
-------

27.0   Financial Data Schedule Nine Months Ended March 31, 1998
27.1   Financial Data Schedule Nine Months Ended March 31, 1997

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

                    Date:  April 29, 1998