Form 10-K
period 1998-06-30
DATA RACE INC
filed 1998-09-28
CIK 890924

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K
                                 ANNUAL REPORT

    Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED                                 COMMISSION FILE NUMBER
     June 30, 1998                                               0-20706


                                DATA RACE, INC.
             (Exact name of registrant as specified in its charter)


         Texas                                           74-2272363
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           -----

On September 2, 1998, the aggregate market price of the voting stock held by non-affiliates of the Company was approximately $23,445,295. (For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).

On September 2, 1998, there were 14,537,140 outstanding shares of Common Stock, no par value.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders, expected to be filed within 120 days from the Company's fiscal year-end, are incorporated by reference into Part III.

                                DATA RACE, Inc.
                               INDEX TO FORM 10-K

                                                                            Page
                                                                          Number

PART I.
-------
Item 1.   Business.............................................................4

Item 2.   Properties..........................................................27

Item 3.   Legal Proceedings...................................................27

Item 4.   Submission of Matters to a Vote of Security Holders.................28


PART II.
--------
Item 5.   Market for Registrant's Common Stock and Related Stockholder
          Matters.............................................................28

Item 6.   Selected Financial Data.............................................30

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................31

Item 8.   Financial Statements and Supplementary Data.........................34

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.................................53


PART III.
---------
Item 10.  Directors and Executive Officers of the Registrant..................54

Item 11.  Executive Compensation..............................................54

Item 12.  Security Ownership of Certain Beneficial Owners and Management......54

Item 13.  Certain Relationships and Related Transactions......................54


PART IV.
--------
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....55

                                    PART I.

ITEM 1. BUSINESS
----------------

DATA RACE, Inc. ("DATA RACE" or the "Company") designs, manufactures, and markets a line of communication products that meet the need for remote access to the corporate environment. Its unique client/server product, the Be There!/(TM)/ Remote Access System, gives teleworkers access to all elements of corporate communications networks, including the PBX, Intranet, and Internet. Through Be There!, remote workers send and receive e-mail, faxes, and phone calls simultaneously over a single phone line. The Company also designs and manufactures advanced network multiplexers that carry data, network, voice, and fax traffic among a company's multiple offices. The Company's ability to discern emerging remote access market requirements and develop innovative technological solutions, as well as its ability to rapidly take products into high-volume production, are key elements of its competitive strategy.

Beginning in 1983 with its patented RACE modem, the first high-speed, error correcting, dial-up modem, the Company has maintained a reputation for new and innovative data communications products. Subsequent innovations incorporated multiplexing technology into these devices so that the user could print files at the same time as receiving information on the screen. Later product lines were created to support multiple simultaneous users in a remote office, allowing them all to be connected to the central computer facility at the same time over the same line. In the early 1990s, the Company enhanced its multiplexer product line with additional capabilities to carry voice and fax multiplexed over the same communications circuit used to carry the data. With the advent of the laptop computer, predecessor to today's notebook computers, the Company also developed miniaturized versions of its modem technology. Among other things, DATA RACE pioneered the laptop data/fax modem, and integration of voice capabilities into modems for notebook computers.

In 1995, DATA RACE saw an opportunity to capitalize on the communications requirements of the rapidly growing number of "teleworkers" who need convenient simultaneous access to all of their corporate information assets voice, data, and fax when working from home or on the road. Based on discussions with certain large potential corporate users of such a product, the Company undertook to combine its modem and multiplexer technologies into a new product line, and in February 1997 introduced the Be There! Remote Access System. This system allows teleworkers to work at home, in a hotel room, or airport lounge just as they would work in their offices, simultaneously talking on the phone, sending and receiving faxes, reading or writing e-mail, browsing the Internet, and performing other data functions over a single conventional phone line.

The Company's primary distribution strategy is to focus on indirect sales channels. In June 1997, the Company and Data General, a world-wide supplier of advanced server and storage systems based in Westboro, Massachusetts, announced an agreement in which Data General will sell and provide pre-installation support and installation services for the Be There! system. In September 1997, the Company and Inacom Communications, a global technology management and services company based in Omaha, Nebraska, announced the completion of an agreement for distribution, sales, and support. In August 1998, the Company announced that it had entered into a marketing agreement with NEC America, an affiliate of the NEC Corporation that develops, manufactures, and markets a complete line of advanced communications products and software for public and private networks. In addition, the Company has signed agreements with a number of select regional distribution partners.

The Company seeks to capture a leadership position in the market for remote access solutions by capitalizing on its unique advanced technology, its patents and other intellectual property, its relationships with existing distribution partners, and on developing relationships with leading technology companies.

                               INDUSTRY OVERVIEW

The Company operates within the remote access segment of the digital communication products industry. This industry has been characterized by high rates of growth and change. As the basis for value within the global economy shifts from goods to information, global instantaneous access to all forms of information, by phone, fax, or data link, is transitioning from a luxury to a necessity for businesses. The recent progress in the deployment of intranet and Internet solutions is accelerating this trend. As the workforce shifts from production worker to knowledge worker, the need for companies to physically cluster their workers is also diminishing in many industries. New initiatives for reduced automobile traffic congestion, cleaner air, accommodations made for workers unable to commute to a corporate facility, seeking to spend more time with family, or needing to be physically closer to customers have all aligned to produce a workforce far more geographically dispersed than at any previous time. These trends, and the resulting need to give these dispersed and mobile knowledge workers the required instantaneous access to all forms of information, have created a multi-billion dollar market opportunity.

                                    STRATEGY

The Company's strategy is to provide innovative, first-to-market, high-value-added solutions to meet the needs of knowledge workers while away from their headquarters office, whether working at home, in branch offices, or on the road in hotels or airport lounges. In devising product solutions, the Company obtains input from prospective customers throughout the development process.
The Company applies substantial engineering and technical capabilities to incorporate current remote access technologies, as well as the Company's own technological innovations and advances, to the design of products intended to meet such market needs. The Company outsources most of its manufacturing operations in an effort to minimize its investment in plants, facilities, and inventory, control manufacturing costs, maximize flexibility and ability to support growth, and enable the Company to use the most technologically advanced, cost-effective production methods available at the time. In similar fashion, the Company's strategy is to minimize and control sales expenses by outsourcing a significant portion of its sales and distribution efforts to distributors and other strategic marketing partners. The Company believes that by controlling its manufacturing and marketing overhead, it is better able to deliver technologically innovative products to its customers at competitive prices.

                                    PRODUCTS

The Company offers three product lines serving the remote access market: the Be There! Remote Access System; network multiplexers, which connect data, phone, and fax systems of branch offices to their headquarters; and custom modems.

BE THERE! REMOTE ACCESS SYSTEM

The Be There! Remote Access System enables teleworkers to access all elements of the corporate communications network simultaneously over a single phone line. The Be There! system consists of a card which plugs into the user's PC, software which is loaded onto the PC, and a server unit which is installed at the corporate office to which the user connects through the public telephone network. Once connected to the corporate office via the Be There! system, the user will have simultaneous access to the corporate computer network, fax server, and telephone system, enabling remote users to work just as they would in the office.

While telecommuting is a relatively recent phenomenon, several sources indicate that there are already several million teleworkers in the United States alone. FIND/SVP, a market research and advisory company, estimates the number of telecommuters has risen from 4 million in 1990 to 13 million in 1998. Decisive Technology states that there are 12 million telecommuters averaging 2.78 days per week telecommuting. The Olsten Corp. estimates 42% of U.S. companies use telecommuting. As a result of these trends, Infoworld, Link Resources, and Gartner Group forecast that as many as 30 to 55 million people will work outside the traditional office setting within the next two to four years, and as many as 75 million people in five years. Gartner Group estimates that the remote access concentrator market has already reached an annual rate of 9 million ports.

The Be There! system is intended to serve three segments of the teleworker market: telecommuters, road warriors, and remote call center workers. The Company has initially focused its efforts on United States market opportunities where the teleworker phenomena is most evident.

Telecommuters

Over the past several years, an increasing number of companies have adopted telecommuting programs, either on a trial basis or as permanent programs, due to a variety of economic, social, and legislative pressures. In these programs, employees work from home rather than physically commuting to the office.

Studies in the last few years have shown that there are substantial economic benefits to corporations with telecommuting programs. The Gartner Group, a leading market research firm, reported that facility savings alone amount to about $6,750 per year for each teleworker. More importantly, numerous studies of telecommuting programs done in recent years have documented productivity improvements among telecommuters, typically in the range of 10% to 30%. Contributing to this improvement is the reduction in non-business discussions with colleagues and the longer hours worked after dinner or at other periods outside the traditional working day by someone whose office is in the home. Because a commute is not required, many companies will also be able to tap into labor resources for short peak-hour periods during the day in ways that were impractical before telecommuting. The economic benefits currently outweigh the incremental costs by such a large margin that, for the foreseeable future, technology, not price, will remain one of the major selection criteria for telecommuting products, according to the Gartner Group.

In addition to the economic forces, there are significant social forces driving the increase in telecommuting. Eliminating the daily commute has clear benefits for the environment and for traffic. Telecommuting also improves workers' lifestyles as the time lost to commuting is recovered for more rewarding activities. In addition, the ability to spend the day at home with the family is attractive to many workers. For these and other reasons, studies report that telecommuting improves employee morale.

There are also a variety of legislative forces behind the increases in telecommuting. The Clean Air Act of 1990 encourages cities in non-attainment zones to implement plans to reduce automobile emissions. Telecommuting may prove to be a convenient method of reducing such emissions. The Family and Medical Leave Act and the Americans with Disabilities Act both require companies to offer accommodations to workers who may not be able to work daily in the corporate office, but who may be able to work from home, or work part of a day.

Without Be There!, telecommuters often have four or more phone lines installed in their homes. This might include a personal line, a business line, a data/modem line, and/or a fax line. The number of phone lines needed by the typical telecommuter can make telecommuting cumbersome and expensive for large employers, particularly when the cost of additional corresponding lines at the corporate office is considered.

The Be There! system allows the telecommuter to connect to a compatible server at the corporate office, and combine the three business communication lines voice, data, and fax over a single conventional line.

Road Warriors

Road warriors are traveling professionals who require efficient phone, data, and fax connectivity to their offices. Because road warriors are often highly compensated, any increase in their productivity may be worth a great deal to their employers. When working from a hotel room or airport lounge, a road warrior often needs to retrieve and reply to e-mail, voice mail, and fax traffic, all within a very limited time. At other times, the road warrior may need to work collaboratively with a colleague on a document while discussing it on the phone. Such needs are currently partially met by notebook computer modems, which may provide some or all of such functions, but not simultaneously.

The Company believes that the needs of the road warrior are uniquely met by the Be There! system, which can increase a road warrior's productivity by providing simultaneous phone, fax, and data connectivity to the office. When working from a hotel room or airport lounge, a road warrior can use the Be There! system to quickly retrieve and reply to e-mail, voice mail, and fax traffic at the same time. The Be There! system can also provide the road warrior the ability to work collaboratively with a colleague on a document while discussing it on the phone, using only a single telephone line. In addition to productivity improvements, Be There! can yield substantial hard-dollar savings from reduced cellular phone costs and hotel telephone surcharges.

Remote Call Center Workers

Call center workers are generally workers that deal with customers over the telephone. Airline reservation centers are such an example, in which workers are connected by phone to the customers, and by computer to a database containing flight and space availability information. In certain applications, workers must also send and receive faxes. Incoming phone calls are typically routed through specialized computer systems to the next available worker. Computers allow the monitoring of individual and overall performance.

Hiring and employee scheduling are two of the most challenging and costly aspects of call center management. Many call centers operate on a 24 hour-a-day, 7 day-a-week basis, with peak call hours varying by industry, and by whether the call center is inbound, outbound or both. It is often more economical to staff the call center, at least partially, with part-time employees working from home. Such remote call center workers, often parents of young children who cannot afford to be away from home, can nevertheless work productively for a limited number of hours while their children are napping, at school, or otherwise occupied. Such part-time employees typically receive reduced benefits, making them less costly to their employers. Very substantial capital savings may also be realized because facilities do not need to be built to house these workers.

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

Existing Approaches

The needs of teleworkers are currently being met by a variety of partial solutions, including computer modems and remote access servers to provide data connectivity; telephones (including cellular phones), PBXs, and a variety of software products and communications services providing some degree of phone access; and fax servers, fax modems, and software, as well as remote physical fax machines, to support remote fax access. Although technology is advancing rapidly, the partial solutions currently available typically require multiple phone lines or ISDN lines, which are often unavailable and are generally expensive where they are available. These solutions also generally require that the user act as systems integrator to cause all of these disparate systems and services to function in unison. Such partial solutions fail to accomplish the fundamental objective of a remote access system, namely to allow teleworkers to perform their jobs at remote locations just as effectively as they would in their offices.

The Be There! Solution

To address the teleworker market needs, the Company has developed the Be There! system. With the Be There! Remote Access System, e-mail, file server, intranet, Internet, and other data connections are supported as they would be in the office. An image of the worker's office telephone appears on the worker's computer screen and has the same functions it would have in the office. The teleworker can dial colleagues or place local or long-distance calls through the company's WATS lines, as if present in the office. Colleagues who dial a teleworker's extension, or outsiders who call in on the teleworker's corporate office direct line, will automatically and immediately be connected to the teleworker in the remote location, all without disturbing the data connections on which the teleworker is reading e-mail or browsing the Web. At the same time, the teleworker can send and receive faxes over the company's fax server, again without interrupting the phone and data connections. The Company refers to this transparent combination of data, fax, and voice features which enable a remote worker to operate just as he or she would in the office as Telepresence/(TM)/.

The Be There! system comprises a card which plugs into each user's desktop or notebook PC, software which is loaded into the PC, and a server which is installed at the corporate office to which the user connects over a single conventional telephone line. This server is connected to the corporate data network and also to the PBX or telephone system. This configuration is outlined in Diagram 1. In a desktop configuration, the user connects a conventional telephone to the personal multiplexer card in the PC, or to an external Be There! client box. On the PC's screen there is an icon labeled Be There!. When the user double clicks this icon, the system automatically dials the Be There! server and commences an authentication dialog. This dialog includes verifying the user's name and password. The server also queries the user's personal multiplexer to ascertain its identity in the form of a unique identifier built into each such personal multiplexer. If the server cannot determine that the user is authorized to use the particular hardware, the system will not allow the user to connect. In addition to this unique authentication system, the Be There! system is capable of supporting a variety of authentication systems available in the market to verify the identity of the user.

                            [GRAPHIC APPEARS HERE]

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

Once the connection is established, an image is presented on the PC screen of the physical phone in the user's office. This phone will typically have a variety of buttons to perform special functions, such as one-touch dialing to the user's secretary or other commonly called numbers, conferencing with multiple people, and call transfers to third parties. These buttons will behave on the user's PC in substantially the same way that the same button behaves on the user's office phone. The user does not need to learn to use a new phone to take advantage of the telephony systems that are available in the office. In addition, the image will typically contain enhanced functions of computer telephony systems, including computerized phone books and call logs.

In the notebook computer implementation, operation is essentially the same, with the exception that there is no provision for the external connection of a physical telephone or fax machine. The telephone is handled by connecting a conventional telephone handset to the PCMCIA form-factor personal multiplexer plugged into the user's notebook. Alternatively, a headset, as typically used by telephone operators, allows hands-free operation. This configuration is illustrated in Diagram 2.

                            [GRAPHIC APPEARS HERE]

"Diagram 2 - Notebook Computer Configuration" has been replaced by the following narrative description: The diagram shows an image of a typical notebook computer equipped with a Be There! personal multiplexer card and software to allow the user to use the notebook computer as an office telephone and a fax machine.

The Be There! system is made possible by recent advances in digital signal processing ("DSP") technology. These powerful processors make possible the transmission of data at rates as high as 33.6 kbps over a single ordinary telephone line. This same technology makes practicable digital speech compression, which can transmit speech at low data rates with clarity and quality such that many users do not distinguish it from normal telephone speech. The Be There! system uses a coding scheme that transmits the speech at a rate of
8.5 kbps.

In the absence of active telephone traffic, the full data rate of 33.6 kbps is available to the data stream. When a phone call is active, up to 8.5 kbps is taken from the data stream to support the compressed speech frames.

                            [GRAPHIC APPEARS HERE]

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

Internally, the personal multiplexer hardware comprises a speech compressor / decompressor, which converts the signals to and from the handset to a series of data frames; a multiplexer, which interleaves these compressed speech frames with frames of fax information and frames from the data stream; and a modem, which then converts these frames to an appropriate analog signal for transmission over the telephone line. This configuration is represented in Diagram 3. In performing this multiplexing, careful attention is paid to controlling the size of the voice, data and fax frames, and to ensuring that priority is given to the speech frames, in order to minimize the latency issues which render unacceptable the speech characteristics of many other systems which intermix speech and data.

At the Be There! server, corresponding elements perform the inverse functions simultaneously for multiple users to present the appearance of locally connected telephony and data devices to the appropriate data network and PBX connections. The Company currently offers a variety of configurations supporting up to 24 ports per server. A four port server is illustrated in Diagram 4.


                            [GRAPHIC APPEARS HERE]

"Diagram 4 - Four Port Be There! Server" has been replaced by the following narrative description: The diagram shows a graphic depiction of the operation and function of the modem, multiplexer, and speech compression components of a four port Be There! server attached to four incoming telephone lines, each receiving separate streams of intermixed speech data, fax frames, and data packets transmitted from a Be There! personal multiplexer such as the one shown in Diagram 3 above. Each intermixed stream of speech data, fax frames, and data packets is processed by an individual multiplexer component which separates the speech data for output to a speech compression digital signal processor and the data packets and fax frames for output to the corporate LAN. After leaving speech compression digital signal processor, the speech data is output to the corporate PBX.

In May 1998, DATA RACE announced the addition of a Windows NT compatible Be There! client to the Be There! product offerings, in addition to the previously offered Windows 95 compatible client. In August 1998, the Company introduced the Be There! External Client. The External Client allows remote workers to use Be There! on their desktop without having to internally install the client card, thereby simplifying the set-up process.

Since its introduction, the Be There! Remote Access System has received numerous accolades. At its February 1997 announcement, Be There! was honored as a "Premier" product at Demo '97, a show which focuses on emerging technologies. Shortly thereafter, Be There! received the prestigious "Best of Computer Telephony 97" award from Call Center Magazine. In February 1998, CTI Magazine named Be There! as one of its choices for Best Remote Access Product of 1997.
Be There! has also received favorable coverage from Forbes, Infoworld, Demo Letter, Computer Telephony, Mobile Letter, Mobile Computing, Andrew Seybold's Outlook, and Telecommuting Review.

Since the introduction of the Be There! system in February 1997, the Company has been disappointed with the results of its direct sales effort. The Company believes that the lack of direct sales has been attributable, in part, to a lack of credibility, lack of name brand recognition, and the creation of a new product category with the Be There! system. As a result, the internal direct sales effort is now focused on establishing relationships with, training, and supporting channel partners. In fiscal 1998, the Company entered into agreements with Inacom Communications and Data General Corporation, and has signed agreements with a number of regional distribution partners. Although the time to record significant indirect sales is generally longer than the time required for direct sales, the Company is pleased with the response from the indirect channel partners of the new product line. In addition to the Company's existing channel partners, the Company is currently pursuing a number of strategic alliance possibilities including additional distribution agreements, financial assistance opportunities, joint development programs, bundling opportunities, OEM agreements, and technology licensing. Although there can be no assurance that such efforts will be successful, the Company believes that successful implementation of such strategic alliances would increase the Company's credibility and enhance market presence.

NETWORK MULTIPLEXERS

Network multiplexers allow a company to electronically connect to its remote branch offices over single or multiple communications circuits. Network multiplexers provide branch offices with needed access to electronic mail, corporate data bases, the Internet, and other local and wide area network services. The Company's Free Speech/(TM)/ Voice/FAX system integrates compressed voice/fax channels to these networks extending PBX and phone system services to the branch offices for toll-free intra-network calling. Such a network can often pay for itself in months, based on savings from reduced inter-office telephone service costs. Some users justify the purchase of a network based on the strategic necessity to access data resources, while the cost-savings in telephone and fax costs alone are generally sufficient to cover the cost of the network.

The Company's network multiplexer products primarily address the needs of small-to-medium sized businesses. Over the past several years, the Company has added significant capabilities to its network multiplexer products, including compressed speech, fax, LAN routing, T1 connectivity, and firmware with enhanced frame relay support, and has designed into its multiplexers a greater degree of expansion capabilities than most competitive products.

Through the use of an innovative modular architecture, the Company's multiplexers alleviate the need to replace a multiplexer as additional network needs arise, or new services become available. In addition to the multiplexer's powerful central processor, the system supports add-on feature modules and controller cards that provide optional features and capabilities. These add-on cards can provide additional user ports, WAN ports, LAN and voice/fax features. As new services or technologies are developed, and market needs warrant, the Company can provide existing networks an upgrade path for these new technologies. Thus, a network administrator can add increasing numbers of users, WAN circuits, and as yet undeveloped services simply by plugging the appropriate cards into the existing system. The Company refers to this concept as a Future-Proof/(TM)/ systems architecture.

Today, many multiplexer networks for small- to medium-sized businesses are interconnected with 56 kbps leased digital circuits. New services are rapidly becoming available and cost-effective. Tariffs for T1 (a digital service offering 1.544 megabits per second, equivalent to twenty-four 64 kbps circuits) are declining rapidly in certain areas, making this medium an increasingly attractive alternative. The Company has products that support T1 services and allow companies to take advantage of attractive T1 price tariffs. DATA RACE offers the LAN bridge-router ("BRouter") product, which allows the Company's multiplexer products to operate in a wide variety of LAN applications. Frame relay service is currently a popular alternative to traditional leased circuits due to its pricing and circuit efficiency. In fiscal 1998, the Company introduced release 3.0 multiplexer firmware with enhanced frame relay support for its MACH DS Plus, NetEscort, and ROADrunner multiplexers. The firmware has an option that can be enabled to support a direct frame relay connection for any particular device, on either T1 or standard 56/64K lines.

Effective network management is critical to minimizing downtime and maximizing network productivity. The Company's multiplexer products have built-in features facilitating local and remote configuration, control, diagnostics, and upload/downloading of network configurations. All multiplexers include a built-in modem for dial-in access to local or remote multiplexers. The network management feature set was developed to ensure that the user is able to cost-effectively manage every aspect of their network using a modem and dial-up telephone lines. The network multiplexer line is evolving into a mature, declining business as customers shift to low-end routers and competitive telephone offerings. Although the network multiplexer business did see an upswing at the end of fiscal 1998 with the introduction of the T1 frame relay, there is no evidence that it will be sustained.

CUSTOM MODEM PRODUCTS

During the 1980s, the personal computer dramatically improved the productivity of office workers, and in the 1990s, the portable computer is similarly improving the productivity of the worker away from the office. As a result of the increasing equivalence in power and function of notebook computers and desktop computers, a growing number of workers have foregone desktop machines for their offices, and are instead using a single notebook computer at their office, home, and while traveling. The Company has, in the past, provided custom modems to a number of leading notebook computer manufacturers, such as IBM, NEC, and Texas Instruments. Revenue from the custom modem business represented approximately 27%, 79%, and 62% of total revenues for fiscal years 1998, 1997, and 1996, respectively.

Many notebook computer manufacturers today rely on standard commodity PCMCIA modems. Others have internal modem design groups which have designed modem functions directly onto the computer motherboard. As a result, the market for OEM custom form factor modems, in which the Company has excelled, has largely been eliminated.

While the Company believes that it possesses important differentiating technology applicable to notebook modem designs, and continues to make modest investments in the technology and in marketing in this area, the Company believes that the market for custom modems is in a state of transition. Future opportunities in this market are expected to increasingly shift from high-volume manufacturing to alternatives such as custom design contracts and royalties. The Company has taken steps to better align its spending related to custom modems to the expected reduced revenue levels. During January 1998, the Company reduced its total workforce by approximately one-fourth, primarily in areas related to volume modem manufacturing.


                       TECHNOLOGY AND PRODUCT DEVELOPMENT


The Company believes that the extension and enhancement of the existing Be There! product line and the development of new products that leverage state-of-the-art local and wide-area connectivity technologies to provide remote access to both corporate data and telephony facilities are critical to its future success. The Company seeks to implement its innovative products using the latest industry standards and technologies, thus enabling the Company to develop and introduce products quickly in response to customer requirements and identified market trends.

When appropriate industry standards are not available, the Company may, from time to time, introduce and promote the required new standards in the various industry fora and standards organizations.

The Company regularly uses information derived from interaction with key customers, its distribution channel partners, participation in industry standards organizations, and market and technical research to set its development directions and make design and product decisions.

Users of the Company's products for telephone communication expect a standard of quality closer to that for normal telephony than that for normal data communications software and other software applications. As a result, the Company's development priorities include significant testing, quality assurance, and focus on a development and planning methodology and processes.

Company-sponsored research and development expenses were $3.6 million, $4.9 million, and $4.8 million for fiscal years 1998, 1997, and 1996, respectively.


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

The Company's manufacturing operation primarily consists of final assembly, test, and quality control of subassemblies and systems. As is typical in the industry, rather than incur the higher fixed costs and investment required to be a vertically integrated manufacturer, the Company elects to subcontract major portions of the purchasing, circuit board manufacturing, and assembly to others. Once the Company receives shipments of components, it packages and sends them to various domestic third party circuit board assembly houses for automatic placement, soldering and functional testing. This approach allows the Company to more easily adjust its production schedule to match demand, and results in improved cost control and time-to-market responsiveness. Third party circuit board assembly houses are typically chosen by the Company based upon their quality of work, response time, and cost.

After the subassemblies are returned to the Company from the assembly houses, they may be loaded with the Company's latest proprietary firmware, burned in, placed in the appropriate final system assembly, tested, inspected and prepared for shipment. This procedure allows the Company to maintain control over the cost and integrity of its products.


                   MARKETING, SALES, DISTRIBUTION AND SUPPORT

In order to successfully penetrate the emerging teleworker market, the Company believes that it will need to expand the sales and marketing infrastructure.
The Company's primary distribution strategy is to focus on indirect sales channels, relying on large distribution partners that have the distribution power and credibility which the Company believes are needed to effect rapid growth. In June 1997, the Company and Data General, a world-wide supplier of advanced server and storage systems based in Westboro, Massachusetts, entered into an agreement in which Data General sells and provides pre-installation support and installation services for the Be There! system. In September 1997, the Company and Inacom Communications, a global technology management and services company based in Omaha, Nebraska, entered into an agreement for distribution, sales and support. In August 1998, the Company announced that it had entered into a marketing agreement with NEC America, an affiliate of NEC Corporation that develops, manufactures, and markets a complete line of advanced communications products and software for public and private networks. NEC America's Corporate Networks Group awarded "FUSION Certification" to the Be There! system, as part of the FUSION Strategic Alliance Program. The Company has signed agreements with a number of select regional distribution partners, including certain of those distribution partners from its current network multiplexer product line. The Company is also signing up an increasing number of regional resellers who are focused on the Computer Telephony marketplace. In addition, the Company has an internal sales and support organization. This internal sales group is primarily focused upon signing up, training, and supporting channel partners. With these channel partners, the internal sales organization focuses upon targeting customers that can serve as credible reference accounts, and large organizations capable of purchasing large quantities of the product.

With respect to its network multiplexer products, the Company conducts its sales and marketing activities through distributors, resellers, and systems integrators. In many cases, the communications equipment is sold in conjunction with the sale of a computer system or PBX. In these cases, the end user will often accept the recommendation of the systems integrator as to which network equipment to buy. As a result, the Company has focused marketing activities on the resellers and systems integrators.

With respect to its custom modem products, the Company generally conducts its sales and marketing activities through direct personal contact with executive or senior technical staff personnel of OEM customers, and through agents. The Company's sales and marketing efforts are currently focused on a small number of prospects in the United States and Japan.

The Company provides nationwide service, installation, repair, and technical support for certain of its products. In July 1997, the Company entered into an agreement with Telsource Corporation which expands the support services available to prospective customers. Telsource Corporation can provide both remote and on-site Be There! support contracts where customers may contact the 24-hour service center for remote diagnostics and repair, requests for assistance, and spare parts. The Company also provides a technical support hotline to support its service and sales channels. The Company's commitment to providing excellent support is an essential part of developing long-term relationships with its customers.


                                  COMPETITION

The Company is not aware of any product currently available that offers capabilities directly competitive with those of the Be There! system, particularly in the areas of Telepresence/(TM)/ transparent access and low-delay multiplexing of voice, data, and fax over ordinary phone lines. Recently, a number of products have been discussed or released that have certain characteristics in common with the Be There! system, and may represent competitive alternatives to prospective Be There! customers. Several of these products have yet to be introduced to the market, and the information that the Company has on them is limited.

Numerous companies, including 3Com/US Robotics, AT&T, Lucent, MCI, Sprint, Shiva, Cisco, and Bay Networks offer products and services that are targeted at teleworkers. Most, if not all, of these companies have much greater resources than the Company. One or more of these or other companies might offer in the future an integrated data/voice/fax teleworker solution with capabilities substantially similar to those of the Be There! system, which could have a material adverse effect upon the Company's prospective opportunity in this product line.

The Company's network multiplexer products compete on the basis of supplier credibility, recommendation of the systems integrator, feature set, expandability, reliability, service and support, and price. In the network multiplexer business, the Company competes with Micom (a subsidiary of NorTel), RAD, Memotec, Nuera, ACT, MultiTech, and others. With the introduction of its BRouter product, the Company also competes with certain products offered by Cisco, Ascend, Bay Networks, 3Com, and similar companies. These companies have substantially greater resources than the Company. Higher levels of spending have often permitted these competitors to release new products well in advance of the Company's. In certain cases, such as Micom's introduction of T1 frame relay support well in advance of the Company's product, these lead times of the Company's competitors have significantly impaired the Company's competitive position in the market.

Although the Company believes its products are competitive in each of above described areas, there can be no assurance that competitors will not introduce comparable or superior products incorporating more advanced technology at lower prices. See "Certain Business Risks - Competition."


                             INTELLECTUAL PROPERTY

The Company's success depends in part upon its proprietary technology, including both its software programs and its hardware designs. The Company relies upon patent, copyright, trademark and trade secret laws to protect its proprietary technology. The Company generally also enters into nondisclosure agreements with persons to whom it reveals its proprietary information, such as component suppliers, subcontractors, and OEMs that the Company works with concerning future products. Although it is unusual in the industry for patents to be of substantial strategic value, the Company has ongoing programs seeking patent and other intellectual property protection for its technologies and products, and it sometimes grants licenses of its technology to other companies.There can be no assurance that the Company's present protective measures will be adequate to prevent misappropriation of its technology or independent third party development of the same or similar technology. Many foreign jurisdictions offer less protection of intellectual property rights than the United States, and there can be no assurance that the protection provided to the Company's proprietary technology by the laws of the United States or foreign jurisdictions will be sufficient to protect the Company's technology.

While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that the rapid pace of technological change in the remote access products industry will cause other factors to be more significant in maintaining the Company's competitive position. These factors include the technical expertise, knowledge and innovative skill of the Company's management and technical personnel, name recognition, the timeliness and quality of support services provided by the Company and its ability to rapidly develop, produce, enhance, and market innovative products.

In the current market, in which voice and data communications are converging rapidly, the Company believes that the intellectual property of its "virtual presence to an office" product innovations may be of significant strategic value. Therefore, the Company protects its new ideas by regularly filing patent applications on new product concepts and implementation methods. In June 1998, the United States Patent and Trademark Office issued patent number 5,764,639 entitled "System and Method for Providing a Remote User with a Virtual Presence to an Office". The patented system and method provide remote users with the ability to work outside of the office just as if they were physically located in the corporate office. The Company also has other patents applications pending related to the Be There! product technology. The Company is currently investigating a number of recently-announced products and services from various vendors which may infringe upon its patents. The Company intends to aggressively protect its rights under its patents. See "Certain Business Risks
- Intellectual Property Rights."

DATA RACE believes that Lucent Technologies' Virtual Telephone System and Internet Telephony Server products infringe U.S. patent number 5,764,639. Accordingly, on August 18, 1998, the Company filed a lawsuit in United States District Court in San Antonio, Texas, against Lucent Technologies, Inc., citing patent infringement and other related issues. The Company seeks unspecified damages and a permanent injunction prohibiting Lucent Technologies from violating the Company's intellectual property rights. The Company is also asking the Court to issue a preliminary injunction prohibiting Lucent from
marketing and selling its Virtual Telephone system.   See "Certain Business
Risks - Patent Infringement Lawsuit " and "Item 3. Legal Proceedings."

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

                                    BACKLOG

The Company's backlog at June 30, 1998 was not significant. The Company does not believe that its backlog as of any particular date is necessarily indicative of future sales because, as is customary in the industry, the Company often allows changes in delivery schedules or certain cancellation of orders without significant penalty, and because the time between order placement and shipment is short.

                                   EMPLOYEES

As of June 30, 1998, the Company employed 86 employees, including 31 in manufacturing, 23 in engineering, 19 in sales, marketing and customer support, and 13 in general and administration. None of the Company's employees are represented by a labor union. The Company believes its relations with its employees are good. Competition for qualified personnel is intense, especially for talented engineers and senior marketing personnel, and the Company believes that its prospects for future growth and success will depend, in a significant part, on its ability to retain and continue to attract highly skilled and capable personnel in all areas of operations.

                             CERTAIN BUSINESS RISKS

This Report contains certain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements, which are often identified by words such as "believes", "anticpates", "expects", "estimates", "should", "may", "will" and similar expressions, represent the Company's expectations or beliefs concerning future events. Numerous assumptions, risks and uncertainties, including the factors set forth below, could cause actual results to differ materially from the results discussed in the forward-looking statements.

DEPENDENCE ON SUCCESS OF THE BE THERE! SYSTEM

Historically, the Company has derived the majority of its revenue from custom modem and network multiplexer product sales. The market for custom modems has shifted away from high volume manufacturing and is moving toward standardized modem products where the Company does not compete, and the network multiplexer business has been declining. The Company's goal of returning to profitability and developing a more reliable revenue base will depend on the success of the Be There! Remote Access System. Revenue to date from the Company's Be There! products has not been significant. The Be There! system represents a new type of product for the Company which is significantly different from the Company's network multiplexer products and prior custom modem products, and presents a unique set of risks and challenges for the Company. Since its release in early 1997, the Be There! product line has had very limited success. Future growth is dependent on the Company's ability to penetrate its target markets and increase sales of Be There!, to timely and successfully develop and introduce new or follow-on products and enhancements, establish new distribution channels, develop affiliations with leading market participants which facilitate product development and distribution, and market existing and new products through distributors, resellers and others.

In addition to the potential obstacles associated with the introduction of any new product, in order for the Company to successfully penetrate the emerging teleworker market, the Company must make significant additions to its distribution capabilities. Competition for qualified personnel is intense in the data communications industry. The Company is continuing its efforts to establish additional distribution channels and to develop marketing strategies which are substantially different from prior marketing strategies. The Company has had limited success in marketing the Be There! system to potential customers or through sales channels for such products, and there can be no assurance that the Company will be successful in establishing a market for Be There! or in establishing the Company's credibility in such market. In addition, the Company may be required to enhance the features and performance, including voice quality, of the teleworker products in order to achieve broad market acceptance of the products.

The Company's success may also be affected by competition from much larger, more experienced companies, or by the introduction of alternative product solutions or services. For example, Sprint recently announced its ION service, and Lucent Technologies has also announced a relevant product known as the Virtual Telephone, both of which purport to provide many of the Be There! features. Technologies such as ISDN and the more recently announced DSL products also provide a more limited set of features similar to those offered by Be There!. Rapidly changing technology, emerging industry standards, and the broad array of competing remote access solutions may adversely affect the market acceptance of the Be There! system or cause it to become obsolete. There can be no assurance that the Company will overcome such obstacles, and the failure to do so could have a material adverse effect on the Company's business, results of operations, or financial condition. See "Competition" below.

In order to pursue its objective of capturing a leadership position in the remote access solutions market, the Company has developed and continues to seek relationships with strategic partners able to assist the Company with marketing, distribution and further development of the Be There! product line, to provide needed capital, and otherwise to enhance value of the Company's business and assets. There can be no assurance that existing relationships will be maintained or that new relationships will be developed. The loss of these relationships or the inability to forge a key relationship could have a material adverse effect on the Company.

RECENT OPERATING LOSSES; ADEQUACY OF CAPITAL RESOURCES

The Company has suffered substantial recurring losses, and revenue to date from the Company's Be There! products has not been significant. There can be no assurance that the Company will return to profitability or will generate future revenue levels sufficient to support operations. The Company's independent auditors have included an explanatory paragraph in their report covering the June 30, 1998 financial statements which expresses substantial doubt about the Company's ability to continue as a going concern. The explanatory paragraph notes that the Company has suffered recurring losses and incurred negative cash flow from operations during fiscal 1998 and fiscal 1997.

The Company's ability to sustain operations, make future capital expenditures, and fund the development and marketing of new products, including the Be There! remote access system, are highly dependent upon limited existing cash, the ability to raise additional capital, the cash requirements to fund redemption (if required) of the Company's Series D, E, and F Convertible Preferred Stock ("Preferred Stock") and to pay the premium on the Preferred Stock (in the event the Company does not or cannot issue shares of Common Stock in lieu thereof), and the Company's return to profitability. See "Potential Redemption of Preferred Stock" below. There can be no assurance that the Company's limited existing cash will adequately meet the Company's capital requirements until the Company achieves positive cash flow. The Company does not anticipate a return to profitability as long as its expenditures on the Be There! system remain disproportionate to attendant Be There! revenues. As a result, in the future, the Company will likely require additional financing. The timing and amount of the Company's future capital requirements can not be accurately predicted.
There can be no assurance that additional financing can be obtained or that, if obtained, the Company will be able to satisfy conditions restricting the Company's ability to utilize such financing sources. In particular, there can be no assurance that the Company will be able to satisfy the conditions precedent to the second closing for the Preferred Stock pursuant to the Purchase Agreement entered into in July 1998 (the "Purchase Agreement"). Accordingly, there can be no assurance that the Company will have cash available in the amounts and at the times needed. The inability to obtain additional capital when needed would have a material adverse effect on the Company's business.

RISK OF LOSING NASDAQ NATIONAL MARKET LISTING

Companies with securities listed on the Nasdaq National Market must satisfy certain maintenance criteria, including minimum net tangible asset and stock price requirements in order to remain so listed. The Company's recurring losses have had a negative effect on the Company's shareholders' equity, and the Company does not currently meet the Nasdaq National Market net tangible assets requirement. In addition, the Company's stock price, as quoted on the Nasdaq National Market, is volatile and, during a six week period earlier this year, closed below the Nasdaq National Market minimum requirement of $1.00 per share. There can be no assurance that the Company will be able to comply with the maintenance criteria of the Nasdaq National Market, the failure of which could result in the delisting of the Common Stock from such market. Termination of listing of the Company's Common Stock on the Nasdaq National Market could have a material adverse effect on the market price and liquidity of the Common Stock, and on the Company's ability to raise additional capital. Delisting could also jeopardize certain secondary trading exemptions from state "blue sky" laws, further affecting liquidity of the Common Stock. In addition, the Company would be liable for certain substantial monetary penalties to the holders of the Preferred Stock in the event of such a termination of listing.

RAPID TECHNOLOGICAL CHANGE

The market for the Company's products is characterized by rapidly changing technology, emerging industry standards, product proliferation, and short product life cycles. The

Company believes that its future success will depend upon its ability to enhance its existing products and to develop and introduce new products, which conform to or support emerging data communications standards and influence the development of these standards, meet a wide range of evolving user needs, and achieve market acceptance. The introduction of new or enhanced products requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories, and ensure that adequate supplies of new products can be delivered to meet customer demand. There can be no assurance that the Company will succeed in developing and marketing such products, or that the Company will be able to respond effectively to technological changes, emerging industry standards, or new product introductions by others. Furthermore, there can be no assurance that competitors will not introduce products or services incorporating technology as advanced or more advanced than the Company's, thereby rendering the Company's products or technologies uncompetitive or obsolete. In addition, as the technical complexity of new products increases, it may become increasingly difficult to introduce new products quickly and according to schedule. Delays in developing or shipping new or enhanced products, which the Company has experienced in the past, could adversely affect the Company's operating results. Conversely, the growth of the market for communications products has been driven in part by the rapid technological change experienced by that market. There can be no assurance that such rapid technological change will continue or that the telecommunications infrastructure will have the capacity to support such products. Any of these factors could adversely affect the market for the Company's products and its operating results.

UNPREDICTABILITY OF TELEWORKER MARKET

The teleworker market is rapidly changing. The size and growth of the teleworker market may be affected by various factors, including changes in market trends and market needs and changes in technology. There can be no assurance that the actual rate of growth and size will reach expected levels.
In addition, the Company's teleworker products have not yet achieved substantial market acceptance. There can be no assurance that the product concept will be accepted by the market or, if accepted, to what extent it will be accepted, or that the feature sets and performance of the Company's products are sufficient to meet customers' needs. The Company's products will compete with a broad array of remote access solutions and there can be no assurance that the Company will be able to compete successfully. If the teleworker market does not develop as expected, or if the Company's strategies for this market are unsuccessful, the Company's business, results of operations, and financial condition may be adversely affected.

COMPETITION

The communications industry is intensely competitive. The Company currently competes principally in the remote access markets. The Company's existing and potential competitors have far more extensive financial, engineering, product development, manufacturing and marketing resources than the Company. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products and services than the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Many of these competitors have greater brand recognition, thereby placing the Company at a competitive disadvantage. In addition, some competitors, including many foreign competitors, have a lower cost structure that will allow them a competitive advantage on the basis of price. The Company's products and services compete on the basis of a number of factors, including features and functions, modularity and expansibility, reliability, service and support, supplier credibility, recommendations of the systems integrators, perceived cost savings, and price.

The Company's teleworker products compete in areas in which the Company may not have the experience or resources to address. There can be no assurance that competitors will not introduce products or services incorporating technology as advanced or more advanced than the Company's or that changes in the communications environment will not render competitors' product solutions more attractive to the customer than the Company's solutions. For example, Sprint recently announced its ION service, and Lucent Technologies has also announced a relevant product known as the Virtual Telephone, both of which purport to provide many of the Be There! features. Technologies such as ISDN and the more recently announced DSL products also provide a more limited set of features similar to those offered by Be There!

Competitive pressures often necessitate price reductions which the Company may not be able to achieve or which could adversely affect profit margins and operating results. In addition, the Company expects new competition to arise as new technologies develop, such as Computer Telephony Integration, Voice over IP, and others. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, results of operations, or financial condition.

SALES CHANNEL RISKS

The Company anticipates that the success of the Be There! products will depend, in large part, on its ability to market through distributors, resellers, and other strategic marketing partners where the Company has little experience. Independent distributors, resellers, and other strategic marketing partners, including Inacom Communications and Data General Corp., are not contractually committed to future purchases of the Company's products and therefore could discontinue carrying the Company's products at any time in favor of a competitor's products or for any other reason. The loss of any of the Company's major distributors or resellers, including Inacom Communications and Data General Corp., could have a significant adverse effect on the Company's operating results. Failure of the Company to successfully develop, manufacture, and market products appropriate for such channels could have a material adverse effect on the Company's results of operations.

DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS; FLUCTUATIONS IN PERIOD TO PERIOD OPERATING RESULTS

Although the Company has not yet recorded significant revenue from its teleworker products, the Company is currently targeting large corporations as potential users of its teleworker products in addition to smaller potential users. If the Company is successful in attracting such large customers (as to which there can be no assurance), the Company could experience significant fluctuations in revenue. A reduction or delay in orders or a delay or default in payment by a major customer, or the loss of such a customer, could have a material adverse effect on the Company's results of operations.

In addition to the factors set forth above, the results for a particular quarter or other period may vary due to the overall state of the communications products and services market, pricing and other competitive conditions, market acceptance of the Company's products, the timing of the announcement and introduction of new products and services by the Company and its competitors, variations in the Company's product mix and component costs (which may vary substantially between the Company's product lines), the financial stability of the Company's customers, the timing of expenditures in anticipation of future sales, the timing of product development costs, and economic conditions generally. The Company expects that its operating results will continue to fluctuate from period to period in the future as a result of the factors described herein and other factors, particularly until such time (if ever) that the Company's revenue from Be There! sales increase substantially. Any of these factors could materially adversely affect the Company's results of operations.

DEPENDENCE ON KEY EMPLOYEES

The Company's ability to implement its strategies depends upon its ability to retain and continue to attract highly talented managerial and technical personnel. The Company is especially dependent on its President, Dr. W.B. Barker, its teleworker products sales executives to generate substantial revenue from Be There! products, and on its key technical personnel to introduce new products and to remain in the forefront of technological advances. Competition for qualified personnel is intense in the data communications industry. All of the Company's senior executives and other employees are employed on an "at-will" basis. There can be no assurance that the Company will retain its key employees or that it will attract and assimilate such employees in the future. The loss of key personnel could materially and adversely affect the Company's business, results of operations, and financial condition.

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

The Company expects that remote access technologies and know-how in general will become increasingly valuable intellectual properties as competition intensifies. The Company believes this increasing value may produce a competitive environment where intellectual property disputes are likely to arise. Intellectual property disputes may be initiated against the Company for tactical purposes to gain competitive advantage or overcome competitive disadvantage, even if the merits of a specific dispute are doubtful. In certain cases, the Company grants, or may grant, certain licenses of its intellectual property rights. The Company may be required to bring or defend against litigation to enforce any patents issued or assigned to the Company, to protect trademarks, trade secrets, and other intellectual property rights owned by the Company, to defend the Company against claimed infringement of the rights of others, to resolve disputes under technology license arrangements, and to determine the scope and validity of the proprietary rights of the Company or others. See "Patent Infringement Lawsuit" below. Any litigation could be costly and a diversion of management's attention, which could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company's limited resources may limit its ability to bring or defend against any such litigation. Adverse determinations in litigation, including litigation initiated by the Company, could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

PATENT INFRINGEMENT LAWSUIT

On August 19, 1998, the Company filed a lawsuit in United States District Court in San Antonio, Texas, against Lucent Technologies Inc. The suit alleges that Lucent is infringing upon a patent held by the Company entitled "System and Method for Providing a Remote User with a Virtual Presence to an Office". There can be no assurance that the Company will be able to fully pursue such suit due to limited resources, uncertainty as to the source of funding to pay the total amount of legal expenses, the court's interpretations and decisions regarding the Company's allegation in the lawsuit (including their effect on the validity or enforceability of the Company's patents), and the risk of costly counterclaims. Litigation by its very nature is unpredictable, and there can be no assurance that the Company will prevail in the lawsuit. Should the Company fail to prevail in a significant manner, such failure may have a material adverse effect on the Company's financial condition and operations. For additional risks associated with such litigation, see "Intellectual Property Rights" above.

REGULATORY STANDARDS

The Company's products are subject to regulation by the Federal Communications Commission (the "FCC"), and each of the Company's products must typically be tested before it can be introduced into the market. The inability of the Company's products to conform to FCC regulations or the failure of the Company's products to meet FCC testing requirements could delay the introduction of the Company's products into the market, and otherwise adversely affect the Company. Foreign authorities often establish telecommunications standards different from those in the United States, making it difficult and more time consuming to obtain the required regulatory approvals. A significant delay in obtaining such regulatory approvals could have an adverse effect on the Company's operating results. Furthermore, changes in such laws, regulations, policies, or requirements could affect the demand for the Company's products or result in the need to modify products, which might involve substantial costs or delays in sales and could have an adverse effect on the Company's future operating results.

POTENTIAL REDEMPTION OF PREFERRED STOCK

As of September 2, 1998, 1,500 shares of Series D Preferred Stock, 750 shares of Series E Preferred Stock and Common Stock Purchase Warrants ("Warrants") to purchase 819,871 shares of Common Stock ("Warrant Shares") were issued and outstanding, all of which were issued in the first closing pursuant to the Purchase Agreement. Subject to the satisfaction of certain conditions (as to which there can be no assurance), the Company may also issue in a second closing an additional 1,000 shares of Series D Preferred Stock, 750 shares of Series F Preferred Stock and Warrants to purchase 480,248 Warrant Shares. Pursuant to regulations of the National Association of Securities Dealers, Inc., in the absence of shareholder approval, the Company may not issue in the aggregate more than 2,905,782 shares of Common Stock ("Conversion Shares") upon conversion of the Preferred Stock and exercise of the Warrants. The Company is obligated to redeem any shares of Preferred Stock which may not be converted and any Warrants which may not be exercised as a result of such regulatory limitation or as a result of an insufficient number of authorized shares of Common Stock pursuant to the Company's articles of incorporation. In addition, the Preferred Stock is redeemable upon certain major corporate events and other triggering events, and upon the failure to pay penalties arising from the delisting of the Common Stock on the Nasdaq National Market. Because the Company may issue Common Stock upon conversion of the Preferred Stock in lieu of paying a cash premium accrued thereon, and because the conversion price of the Series D Preferred Stock depends upon the average closing bid price of the Common Stock prior to conversion (subject to maximum and minimum conversion prices), the actual number of Conversion Shares that are issuable upon conversion of the Preferred Stock (including the shares of Common Stock issued in payment of the accrued premium thereon) will depend on the average closing bid price of the Common Stock prior to conversion. As of September 2, 1998, assuming conversion of the outstanding Series D Preferred Stock at an assumed conversion price of $1.1701 per share (equal to 80% of the trailing five-day average closing bid price of the Common Stock prior to such date), the conversion of the outstanding Series E Preferred Stock and the exercise of the outstanding Warrants (excluding any payment in Common Stock of the accrued premium on the Preferred Stock), the Company would be required to issue an aggregate of 2,851,835 shares of Common Stock; assuming the issuance on such date of all such Conversion Shares and Warrant Shares, there would have been approximately 19,486,050 shares of Common Stock outstanding and reserved for issuance pursuant to employee benefit plans and other arrangements. Although the Company intends to seek shareholder approval of the issuance of in excess of 2,905,782 Conversion Shares and Warrant Shares and of an increase of in its currently authorized 20,000,000 shares of Common Stock, there can be no assurance that such approvals will be obtained. The cash requirements to fund such a redemption of the Preferred Stock and Warrants could adversely affect the Company's ability to sustain operations, fund the continued development and marketing of products, including the Be There! Remote Access System, and make future capital expenditures.

ANTI-TAKEOVER MEASURES

The Company has adopted a shareholder rights plan in an effort to guard against abusive tactics which could deprive shareholders of the opportunity to realize the long-term value of their investment in the Company. In addition, certain provisions of the Company's Articles of Incorporation may have the effect of discouraging unsolicited proposals for acquisition of control of the Company. The Company's Board of Directors can, without obtaining shareholder approval, issue shares of no par value preferred stock of the Company having rights that could adversely affect the voting power of holders of the Common Stock, including the right to vote as a class on any proposed change of control. Such an issuance could have the effect of delaying, deferring, or preventing a change of control of the Company and might make it difficult to replace incumbent management.

Certain provisions of Texas corporate law, including the Texas "Business Combination Law," could also have the effect of hindering or delaying a takeover bid for the Company. Such provisions may inhibit takeover bids and decrease the chance of shareholders realizing a premium to the then market price of the Common Stock as a result of a takeover bid. In general, the Business Combination Law prohibits a Texas "issuing public corporation" from engaging in a "business combination" with an "affiliated shareholder," or an affiliate or associate thereof, for a period of three years after the date of the transaction in which the person became an affiliate shareholder, unless the business combination is approved in a prescribed manner. "Business Combinations" include mergers, asset sales and other transactions resulting in a financial benefit to the affiliated shareholder. An "affiliated shareholder" is a person who, together with affiliates and associates, owns (or within three years, did own) 20% or more of the corporation's voting stock.

PRICE VOLATILITY

The market price of the Company's Common Stock has been, and may continue to be, highly volatile. The Company believes that factors such as quarterly fluctuations in results of operations, changes in distributor or reseller relationships, adverse circumstances affecting the introduction or market acceptance of new products offered by the Company, changes in or cancellations under existing contracts, changes in the market success of products which utilize or incorporate the Company's products, announcements of new products by competitors, changes in earnings estimates by analysts, changes in accounting principles, sales by existing shareholders (including sales from time to time of Common Stock issued upon conversion of the Preferred Stock), short selling, loss of key personnel, and other factors will continue to cause the market price of the Company's Common Stock to fluctuate substantially. In addition, stock prices for many technology companies, including the Company, fluctuate widely for other reasons (such as market perception of high technology industries) unrelated to operating results or the Company. These fluctuations, as well as general economic, political and market conditions, such as recessions or military conflicts, may adversely affect the market price of the Company's Common Stock. Changes in the price of the Company's Common Stock could affect the Company's ability to successfully attract and retain qualified personnel or complete other transactions in the future. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against companies with fluctuating stock prices. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's operating results and financial condition.

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

The Company believes that its existing facilities are adequate to meet current requirements, including foreseeable short-term requirements to support the growth of its Be There! remote access business, and believes that suitable additional space will be available as needed to accommodate any future expansion of its operations.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

On August 18, 1998, the Company filed a lawsuit against Lucent Technologies, Inc. ("Lucent"). The lawsuit was filed in the United States District Court in San Antonio, Texas. In the lawsuit, the Company alleges that Lucent is infringing upon the Company's patent entitled "System and Method for Providing a Remote User with a Virtual Presence to an Office." The Company further alleges that Lucent misappropriated certain of the Company's confidential and proprietary information in violation of a nondisclosure agreement between Lucent and the Company and has engaged in anti-competitive conduct. The Company is seeking injunctive relief to prevent Lucent from continuing its infringing activities and further violation of the nondisclosure agreement and is also seeking to recover attorneys' fees, actual damages resulting from Lucent's alleged breach of the nondisclosure agreement, treble damages incurred by the Company as a result of Lucent's alleged anti-competitive conduct, and certain punitive damages. The Company places a high value on its intellectual property and intends to aggressively protect its patent and other property rights from infringement and other misappropriation. The Company is unable to predict the costs to be incurred in prosecuting this lawsuit or the ultimate outcome of such lawsuit. See "Business Certain Business Risks Patent Infringement Lawsuit."

On May 22, 1998, the United States District Court in San Antonio, Texas approved the settlement and dismissal of the shareholder class action lawsuit titled In re Data Race, Inc. Securities Litigation originally filed on November 28, 1995, against the Company and certain of its officers Herbert T. Hensley, former Chairman of the Board, W. B. Barker, President and Chief Executive Officer, Gregory T. Skalla, Senior Vice President-Finance and Chief Financial Officer, and Leven E. Staples, former Vice President and Chief Technical Officer. The plaintiffs had alleged that the defendants violated certain provisions of the federal securities laws, including Rule 10b-5 under the Securities Exchange Act of 1934. The settlement and dismissal of the lawsuit was the result of the successful mediation of the dispute. Pursuant to the terms of the settlement agreement, the Company's insurance carrier paid approximately $800,000 in cash and the Company paid $5,940 in cash. In the final judgment and order of dismissal, the plaintiffs acknowledged that, after investigation, they found no provable wrongdoing on the part of the defendants. Although the Company believed that the case was absolutely without merit, and that neither the Company nor any of the other defendants committed any of the alleged wrongdoings, the Company ultimately decided to accept the settlement agreement based on the advise of counsel that the costs to the Company of defending the lawsuit could exceed the cost to the Company of the proposed settlement, and based on the unpredictable results of jury trials.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

The Company's Common Stock has been traded on the Nasdaq National Market under the symbol RACE since the Company's initial public offering on October 7, 1992. The following table sets forth, for the two most recent fiscal years, ended June 30, 1997 and June 30, 1998, on a per share basis, the range of high and low last reported sale prices for the Company's Common Stock as quoted on the Nasdaq National Market. These price quotations reflect interdealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


                                                    High       Low

     July 1, 1996 to September 30, 1996             7 3/4     5 3/8
     October 1, 1996 to December 31, 1996          24 3/8     7 7/16
     January 1, 1997 to March 31, 1997             22 3/4    12 1/8
     April 1, 1997 to June 30, 1997                16 1/8     8 7/8
     July 1, 1997 to September 30, 1997            12 3/4     6 1/2
     October 1, 1997 to December 31, 1997           9 3/8     3
     January 1, 1998 to March 31, 1998              4 1/2     1 11/16
     April 1, 1998 to June 30, 1998                 2           1/2

As of September 2, 1998, the last sale price of the Company's Common Stock as reported on the Nasdaq National Market was $1.625. As of September 2, 1998, there were 257 shareholders of record, although the Company believes that the number of beneficial owners is significantly greater.

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

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The selected data presented below for, and as of the end of, each of the fiscal years in the five-year period ended June 30, 1998, are derived from the audited financial statements of DATA RACE, Inc. The selected financial data should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                            FISCAL YEARS ENDED JUNE 30,
                                                   ------------------------------------------------------------------------------
                                                       1998           1997            1996             1995             1994
                                                   ----------     -----------     ------------     ------------     -------------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING STATEMENT DATA:
Total revenue................................     $     4,507     $    19,788     $     17,232     $     30,380     $      23,124
Cost of revenue..............................           3,677          14,561           13,839           21,959            26,638
                                                   ----------     -----------     ------------     ------------     -------------
   Gross profit (loss).......................             830           5,227            3,393            8,421            (3,514)
                                                   ----------     -----------     ------------     ------------     -------------
Operating expenses:
  Engineering and product development........           3,648           4,882            4,784            3,134             3,150
  Sales and marketing  .                                4,006           4,156            4,081            3,540             6,418
  General and administrative.................           2,341           2,682            3,233            1,983             3,215
                                                   ----------     -----------     ------------     ------------     -------------
   Total operating expenses..................           9,995          11,720           12,098            8,657            12,783
                                                   ----------     -----------     ------------     ------------     -------------
    Operating loss...........................          (9,165)         (6,493)          (8,705)            (236)          (16,297)
                                                   ----------     -----------     ------------     ------------     -------------
Other income, net............................             136             201              386              267                94
                                                   ----------     -----------     ------------     ------------     -------------
Income (loss) before income taxes and
 cumulative effect of change in accounting
 for income taxes............................          (9,029)         (6,292)          (8,319)              31           (16,203)
Income tax expense (benefit).................                               -                -                -              (659)
                                                   ----------     -----------     ------------     ------------     -------------
Income (loss) before cumulative effect of
 change in accounting for income taxes.......          (9,029)         (6,292)          (8,319)              31           (15,544)
Cumulative effect of change in accounting
 for income taxes............................               -               -                -                -                27
                                                   ----------     -----------     ------------     ------------     -------------
    Net income (loss)........................      $   (9,029)    $    (6,292)    $     (8,319)    $         31     $     (15,517)
                                                   ==========     ===========     ============     ============     =============
Earnings per share:
  Net income (loss)..........................      $   (9,029)    $    (6,292)    $     (8,319)    $         31     $     (15,517)
  Effect of beneficial conversion features
   of convertible preferred stock............            (458)         (2,063)               -                -                 -
                                                   ----------     -----------     ------------     ------------     -------------
  Net income (loss) applicable to common
   stock.....................................      $   (9,487)    $    (8,355)    $     (8,319)    $         31     $     (15,517)
                                                   ==========     ===========     ============     ============     =============
  Income (loss) before cumulative effect of
   change in accounting for income taxes per
   common share - basic and diluted..........      $    (1.60)    $     (1.71)    $      (1.77)    $       0.01     $       (3.47)
  Cumulative effect of change in accounting
   for income taxes per common share - basic
   and diluted...............................               -               -                -                -              0.01
                                                   ----------     -----------     ------------     ------------     -------------
  Net income (loss) per common share - basic
   and diluted...............................      $    (1.60)    $     (1.71)    $      (1.77)    $       0.01     $       (3.46)
                                                   ==========     ===========     ============     ============     =============


Weighted average shares outstanding..........           5,937           4,873            4,688            4,773             4,481

BALANCE SHEET DATA (AT YEAR END):
Working capital..............................      $    1,056     $     4,888     $      5,644     $     13,692     $      12,558
Total assets.................................           4,009           9,470           12,495           20,327            20,038
Current maturities of long-term debt.........               -               -                -                -                13
Earnout payable..............................               -               -                -                -                90
Shareholders' equity.........................           2,557           6,863            7,956           16,164            15,728

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS


The following table sets forth for the fiscal years indicated the percentage of total revenue represented by items reflected in the Company's statements of operations.

                                                         PERCENTAGE OF TOTAL                           PERCENTAGE
                                                       REVENUE FOR FISCAL YEARS                   INCREASE (DECREASE)
                                                            ENDED JUNE 30,                          FROM PRIOR YEAR
                                          ----------------------------------------------     ---------------------------
                                                1998             1997             1996            1998           1997
                                          ------------     ------------     ------------     -----------    ------------
OPERATING STATEMENT DATA:
Total revenue..........................          100.0%           100.0%           100.0%         (77.2)%           14.8%
Cost of revenue........................           81.6             73.6             80.3           (74.7)            5.2
                                          ------------     ------------     ------------
    Gross profit.......................           18.4             26.4             19.7           (84.1)           54.1
                                          ------------     ------------     ------------
Operating expenses:
  Engineering and product development..           80.9             24.7             27.8           (25.3)            2.0
  Sales and marketing..................           88.9             21.0             23.7            (3.6)            1.9
  General and administrative...........           51.9             13.5             18.7           (12.7)          (17.1)
                                          ------------     ------------     ------------

    Total operating expenses...........          221.7             59.2             70.2           (14.7)           (3.1)
                                          ------------     ------------     ------------

Operating loss.........................         (203.3)           (32.8)           (50.5)            *               *
Other income, net......................            3.0              1.0              2.2           (32.4)          (48.1)
                                          ------------     ------------     ------------

     Net loss..........................         (200.3%)          (31.8%)          (48.3%)           *               *
                                          ------------     ------------     ------------

*     Not meaningful

From its inception in 1983, the Company has designed, manufactured, and marketed advanced technology communication products. The Company's strategy is to provide innovative, early to market, high-value-added solutions to meet the needs of knowledge workers remote from their headquarters office.

The Company's goal of returning to profitability and developing a more dependable revenue base depends on the success of the Be There! Remote Access System. The Be There! system represents a type of product which is significantly different from the Company's custom modem and network multiplexer products. Although the Company has not recorded significant revenue from sales of the Be There! system, the Company has expended substantial resources on its development and introduction. In order to successfully penetrate the emerging teleworker market, the Company expects that significant additional resources will need to be expended in order to expand its sales and marketing infrastructure and operational systems, and to finance inventory and receivables.

FISCAL 1998 COMPARED TO FISCAL 1997

Total revenue in fiscal 1998 decreased 77% to $4.5 million from $19.8 million in
fiscal 1997.   The decrease was primarily due to the completion during fiscal
1997 of substantially all shipments under existing custom modem contracts and the decline in revenue from network multiplexers. Revenue from custom modem products decreased to $1.2 million in fiscal 1998 from $15.6 million in fiscal 1997. Revenue to date from the Company's Be There! products has not been significant. Revenue from shipments to NEC, the Company's largest customer in fiscal 1998 represented 15% of total fiscal 1998 revenue. The Company believes that the market for custom modems is in a state of transition, and future opportunities in this market are expected to increasingly shift from high-volume manufacturing to alternatives such as custom design contracts and royalities. The Company has taken steps to better align its spending related to custom modems to the expected lower revenue levels.

Gross profit margin was 18% for fiscal 1998, down from 26% for fiscal 1997. This decrease was primarily due to unabsorbed manufacturing variances attributable to reduced production volumes.

Engineering and product development expenses decreased to $3.6 million in fiscal 1998 from $4.9 million in fiscal 1997. This decrease was primarily due to significant workforce reductions in custom modem development in January 1998, and reductions in outside product development contracts.

Sales and marketing expenses decreased during fiscal 1998 to $4.0 million from $4.2 million in fiscal 1997. This decrease was primarily due to the Company's suspension of most outside advertising, offset in part by additional sales and marketing personnel additions for the Company's Be There! Remote Access System.

General and administrative expenses decreased during fiscal 1998 to $2.3 million from $2.7 million in fiscal 1997. This decrease was primarily due to workforce reductions.

Income tax benefits related to the losses for fiscal year 1998 were not recognized because the utilization of such benefits is not assured. As of June 30, 1998, the Company had federal and state tax net operating loss carry forwards of approximately $35,246,000 million which expire beginning in 2010. The value of these net operating loss carryforwards is dependent on future events and complex tax code provisions, and cannot be stated with certainty.

FISCAL 1997 COMPARED TO FISCAL 1996

Total revenue in fiscal 1997 increased 15% to $19.8 million from $17.2 million in fiscal 1996, primarily due to increased revenue from custom modem revenue. Revenue from custom modem products increased to $15.6 million in fiscal 1997 from $10.6 million in fiscal 1996, an increase of 46%, which was primarily due to shipments to NEC Technologies, Inc. (NEC), Texas Instruments (TI), and AST Research, Inc. (AST) under contracts which were substantially completed in fiscal

1997. Revenue from shipments to NEC and TI, the Company's largest customer and second largest customers in fiscal 1997, represented 46% and 21%, respectively, of total fiscal 1997 revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating losses have had and continue to have a substantial negative effect on the Company's cash balance. At June 30, 1998, the Company had approximately $1,644,000 in cash and cash equivalents, compared to $3,149,000 at March 31, 1998.

In November 1997, the Company received net proceeds of approximately $4,617,000 from the issuance of Series C Convertible Participating Preferred Stock and related warrants.

In July 1998, the Company received net proceeds of approximately $2,135,000 from the issuance of Preferred Stock and Warrants to purchase 339,623 and 140,625 shares of Common Stock. In addition, the purchasers of the Preferred Stock and Warrants have agreed to purchase, subject to the Company's satisfaction of certain conditions (as to which there can be no assurance), an additional $1,750,000 of Preferred Stock and Warrants at a second closing on or before January 31, 1999. The Preferred Stock is redeemable under certain circumstances. See note 11 to the Company's financial statements appearing elsewhere in this report and "Certain Business Risks - Potential Redemption of Convertible Preferred Stock."

The Company's ability to sustain operations, make future capital expenditures and fund the development and marketing of new products, including the Be There! Remote Access System, are highly dependent on existing cash, the ability to close on the second funding of the Preferred Stock, and the Company's return to profitability. The timing and amount of the Company's future capital requirements can not be accurately predicted. The Company does not anticipate a return to profitability as long as its expenditures on the Be There! system remain disproportionate to attendant revenue. As a result, the Company will likely require additional financing in the future; the failure to obtain such financing when needed would have a substantial adverse effect on the Company.
If the Company's plans to improve operations and fund the second closing of the Preferred Stock are not successful, management will consider, strategic and/or financial alliances with third parties. See "Business - Certain Business Risks
- Recent Operating Losses; Adaquacy of Capital Resources."

YEAR 2000 COMPLIANCE


The Company has been evaluating and adjusting all known date-sensitive systems and equipment for Year 2000 compliance. The assessment phase of the Year 2000 project is substantially complete. Virtually all of the compliance was performed or is expected to be performed by Company personnel. The total estimated cost of the Year 2000 conversion is not deemed material to the Company and is being expensed as incurred.

In addition to internal Year 2000 implementation activities, the Company is in communication with third party suppliers and vendors with whom which the Company's systems communicate and interact to determine the extent to which those companies are addressing their Year 2000 compliance problems. There can be no assurance that there will not be an adverse effect on the Company if third parties, such as suppliers or service providers, do not bring their systems into compliance in a timely manner. However, management believes that ongoing communication with, assessment of, and coordination with these parties will minimize these risks.

Although the Company anticipates minimal business disruption will occur as a result of Year 2000 issues, possible consequences include, but are not limited to, disruption of voice mail communications, purchase order processing, and other normal business activities.

To date, the Company has not established a contingency plan for possible Year 2000 issues. Where needed, the Company will establish contingency plans based on its actual testing experience and assessment of outside risks. The Company anticipates contingency plans to be in place by June 30, 1999.

The cost of and the completion dates are based on management's best estimates and may be updated as additional information becomes available.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

INDEX TO FINANCIAL STATEMENTS
                                                                           PAGE
Independent Auditors' Report..............................................  35
Financial Statements

    Balance Sheets at June 30, 1998 and 1997...............................  36
    Statements of Operations for the years ended June 30, 1998, 1997 and 1996..............................................................  37
    Statements of Shareholders' Equity for the years ended June 30, 1998,
     1997 and 1996.........................................................  38
    Statements of Cash Flows for the years ended June 30, 1998, 1997, and 1996..............................................................  39
    Notes to Financial Statements..........................................  40

All schedules are omitted, because they are not required, are not applicable, or the information is included in the financial statements and notes thereto.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders

DATA RACE, Inc.:

We have audited the accompanying balance sheets of Data Race, Inc. as of June 30, 1998 and 1997, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data Race, Inc. as of June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                           KPMG PEAT MARWICK LLP
SAN ANTONIO, TEXAS
SEPTEMBER 2, 1998

                                 DATA RACE, INC.
                                 BALANCE SHEETS


                                                                         AS OF JUNE 30,
                                                              ------------------------------------
                                                                    1998                  1997
                                                              ---------------      ---------------
ASSETS

Current assets:
   Cash and cash equivalents..............................    $     1,644,294      $     4,535,768
   Accounts receivable, net...............................            321,103            1,879,656
   Inventory..............................................            542,963            1,056,999
   Prepaid expenses and deposits..........................                  -               22,889
                                                              ---------------      ---------------
     Total current assets.................................          2,508,360            7,495,312

Property and equipment, net...............................          1,475,132            1,932,317
Other assets..............................................             25,389               42,689
     Total assets.........................................    $     4,008,881      $     9,470,318
                                                              ---------------      ---------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable.......................................    $       346,973      $       912,522
   Accrued expenses.......................................          1,104,910            1,693,265
   Other current liabilities..............................                  -                  932
                                                              ---------------      ---------------
     Total current liabilities............................          1,451,883            2,606,719

Commitments and contingencies.............................

Shareholders' equity:
   Redeemable convertible preferred stock, no par value,
2,000,000 shares authorized:
    Series A (aggregate liquidation preference $232,750)
     5,000 shares issued, 175 shares outstanding at June
     30, 1998 and 3,280 outstanding at June 30, 1997......            224,970            3,079,447
    Series C (aggregate liquidation preference $1,765,809)
     5,000 shares issued, 1,681 shares outstanding at June
     30, 1998; none issued outstanding at June 30, 1997...          1,380,001                    -

   Common stock, no par value, 20,000,000 shares
    authorized 9,126,406 and 5,137,741 shares issued and
    outstanding at June 30, 1998 and 1997, respectively...         33,334,779           26,680,686

   Additional paid-in capital.............................          1,882,303            1,882,303
   Accumulated deficit....................................        (34,265,055)         (24,778,837)
                                                              ---------------      ---------------
     Total shareholders' equity...........................          2,556,998            6,863,599
                                                              ---------------      ---------------
   Total liabilities and shareholders' equity.............    $     4,008,881      $     9,470,318
                                                              ===============      ===============

                 See accompanying notes to financial statements

                                DATA RACE, INC.
                           STATEMENTS OF OPERATIONS


                                                                      YEARS ENDED JUNE 30,
                                               --------------------------------------------------------------
                                                     1998                  1997                   1996
                                               ----------------      -----------------      -----------------

   Total revenue...........................    $      4,507,461      $      19,787,764      $      17,231,640

   Cost of revenue.........................           3,677,390             14,560,981             13,838,987
                                               ----------------      -----------------      -----------------

       Gross profit........................             830,071              5,226,783              3,392,653
                                               ----------------      -----------------      -----------------

   Operating expenses:
     Engineering and product development...           3,647,647              4,881,461              4,784,232
     Sales and marketing...................           4,006,537              4,156,149              4,080,622
     General and administration............           2,340,642              2,681,992              3,233,349
                                               ----------------      -----------------      -----------------
       Total operating expenses............           9,994,826             11,719,602             12,098,203
                                               ----------------      -----------------      -----------------

       Operating loss......................          (9,164,755)            (6,492,819)            (8,705,550)
                                               ----------------      -----------------      -----------------

   Other income (expense):
     Interest income.......................             122,813                176,677                338,674
     Other, net............................              12,953                 24,048                 48,049
                                               ----------------      -----------------      -----------------
       Total other income..................             135,766                200,725                386,723
                                               ----------------      -----------------      -----------------

       Net loss............................    $     (9,028,989)     $      (6,292,094)     $      (8,318,827)
                                               ================      =================      =================


   Per share data:
     Net loss..............................    $     (9,028,989)     $      (6,292,094)     $      (8,318,827)
     Effect of beneficial conversion
       feature of convertible preferred
       stock...............................            (457,229)            (2,062,644)                     -
                                               ----------------      -----------------      -----------------

     Net loss applicable to common
       stock...............................    $     (9,486,218)     $      (8,354,738)     $      (8,318,827)
                                               ================      =================      =================

     Net basic and diluted loss per share
       applicable to common stock..........    $          (1.60)     $           (1.71)     $           (1.77)
                                               ================      =================      =================

   Weighted average shares outstanding.....           5,937,000              4,873,000              4,688,000
                                               ================      =================      =================


                See accompanying notes to financial statements

                                                  DATA RACE, INC.
                                        STATEMENTS OF SHAREHOLDERS' EQUITY

                                          Series A Convertible    Series C Convertible
                                            Preferred Stock         Preferred Stock             Common Stock
                                        ----------------------------------------------- ----------------------------
                                          Shares     Amount      Shares      Amount        Shares         Amount
                                        --------- ------------- --------- ------------- ------------  --------------
Balances at June 30, 1995                   -       $                     $                4,657,777  $   24,269,208

Net loss                                    -

Exercise of stock options                   -                                                 88,415         110,434
                                                                                        ------------  --------------

Balances at June 30, 1996                   -                                                 88,415      24,379,642

Net loss                                    -

Issuance of convertible preferred
stock, net of offering cost of
    $380,894                                5,000     2,736,803

Accretion of discount due to
beneficial conversion feature
of convertible preferred stock                        2,062,644

Conversion of convertible
preferred stock to common stock            (1,720)   (1,720,000)                             177,159       1,720,000

Exercise of stock options                                                                    214,390         581,044
                                        --------- -------------                         ------------  --------------

Balances at June 30, 1997                   3,280     3,079,447                            5,137,741      26,680,686

Net loss

Issuance of convertible preferred
stock, net of offering cost of
    $385,808                                                        5,000     4,614,192

Accretion of discount due to beneficial
conversion feature of convertible
preferred stock                                         250,523                  84,809                      121,897

Conversion of convertible
preferred stock to common stock            (3,105)   (3,105,000)   (3,319)   (3,319,000)   3,969,256       6,424,000

Exercise of stock options                                                                        337           1,517

Employee stock purchase plan                                                                  19,072         106,679

                                        --------- ------------- --------- ------------- ------------  --------------
Balances at June 30, 1998                     175 $     224,970     1,681 $   1,380,001    9,126,406  $   33,334,779
                                        ========= ============= ========= ============= ============  ==============
                                          Additional                        Total
                                          Paid - in      Accumulated    Shareholder's
                                           Capital         Deficit         Equity
                                        -------------  ---------------  -------------
Balances at June 30, 1995               $                 ($8,105,272)  $16,163,936

Net loss                                                   (8,318,827)   (8,318,827)

Exercise of stock options                                                   110,434
                                        -------------  ---------------  -----------

Balances at June 30, 1996                                 (16,424,099)    7,955,543

Net loss                                                   (6,292,094)   (6,292,094)

Issuance of convertible preferred
stock, net of offering cost of
    $380,894                                1,882,303                     4,619,106

Accretion of discount due to
beneficial conversion feature
of convertible preferred stock                             (2,062,644)           --

Conversion of convertible
preferred stock to common stock

Exercise of stock options                                                   581,044
                                        -------------  ---------------  -----------

Balances at June 30, 1997                   1,882,303     (24,778,837)    6,863,599

Net loss                                                   (9,028,989)   (9,028,989)

Issuance of convertible preferred
stock, net of offering cost of
    $385,808                                                              4,614,192

Accretion of discount due to beneficial
conversion feature of convertible
preferred stock                                              (457,229)           --

Conversion of convertible
preferred stock to common stock

Exercise of stock options                                                     1,517

Employee stock purchase plan                                                106,679

                                        -------------  ---------------  -----------
Balances at June 30, 1998               $   1,882,303  $  (34,265,055)  $ 2,556,998
                                        =============  ===============  ===========

                See accompanying notes to financial statements

                                DATA RACE, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                       Years Ended June 30,
                                                                    ------------------------------------------------------------
                                                                          1998                  1997                  1996
                                                                    ----------------    ------------------    ------------------
  Cash flows from operating activities:
    Net loss..................................................      $     (9,028,989)      $    (6,292,094)      $    (8,318,827)
    Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
      Depreciation and amortization...........................               530,667               591,091             2,321,443
      Loss on sales of property and equipment.................                 2,155                     -                     -
      Decrease in accounts receivable.........................             1,558,553               155,218             5,302,659
      Decrease in inventory...................................               514,036             3,054,210               224,652
      Decrease in prepaid expenses, deposits and
       other assets...........................................                40,189                93,720                29,098
      Decrease in accounts payable............................              (565,549)           (1,487,985)             (245,342)
      Increase (decrease) in accrued expenses.................              (589,287)               40,624               336,572
      Increase (decrease) in other current                                         -              (318,991)              284,821
       liabilities............................................
      Decrease in other taxes payable.........................                     -              (166,156)                    -
                                                                    ----------------    ------------------    ------------------
        Net cash used in operating activities.................            (7,538,225)           (4,330,363)              (64,924)
                                                                    ----------------    ------------------    ------------------

  Cash flows from investing activities:
    Purchase of property and equipment........................               (78,057)             (367,798)           (2,147,457)
    Proceeds from sale of property and equipment..............                 2,420                43,344                     -
                                                                    ----------------    ------------------    ------------------
       Net cash used in investing activities..................               (75,637)             (324,454)           (2,147,457)
                                                                    ----------------    ------------------    ------------------

  Cash flows from financing activities:
    Net proceeds from issuance of preferred stock.............             4,614,192             4,619,106                     -
    Net proceeds from issuance of common stock................               108,196               581,044               110,434
                                                                    ----------------    ------------------    ------------------
       Net cash provided by financing activities..............             4,722,388             5,200,150               110,434
                                                                    ----------------    ------------------    ------------------

  Net increase (decrease) in cash and cash equivalents........
                                                                          (2,891,474)              545,333            (2,101,947)

  Cash and cash equivalents at beginning of year..............             4,535,768             3,990,435             6,092,382
                                                                    ----------------    ------------------    ------------------

  Cash and cash equivalents at end of year....................      $      1,644,294       $     4,535,768       $     3,990,435
                                                                    ================    ==================    ==================

  Supplementary Cash Flow Information:
  Interest paid...............................................      $              -       $             -       $             -
  Income taxes paid...........................................      $              -       $             -       $             -

                 See accompanying notes to financial statements

                                DATA RACE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 1998, 1997, AND 1996


1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------

DESCRIPTION OF BUSINESS
-----------------------

The Company designs, manufactures and markets a line of communication products that meet the need for remote access to the corporate environment. Its unique client/server product, the Be There!(TM) Remote Access System, gives teleworkers access to all elements of corporate communications networks, including the PBX, Intranet, and Internet. The Company also designs and manufactures advanced network multiplexers which carry data, network, voice and fax traffic between a company's multiple offices.

The Company's goal of returning to profitability and developing a more dependable revenue base depends to a large extent on the success of the Be There! Remote Access System. The Be There! system represents a type of product for the Company which is significantly different from the Company's custom modem and network multiplexer products. Although the Company has not recorded significant revenue from sales of the Be There! system, the Company has expended substantial resources on its development and introduction. In order to successfully penetrate the emerging teleworker market, the Company expects that significant additional resources will need to be expended in order to expand its sales and marketing infrastructure and operational systems, and to finance inventory and receivables.

LIQUIDITY AND GOING CONCERN
---------------------------

The accompanying financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. In fiscal 1998 and 1997, the Company incurred operating losses of $9.2 million and $6.5 million, respectively, and negative cash flows from operations were approximately $7.5 million and $4.3 million, respectively.

The Company's ability to sustain operations, fund the development and marketing of new products, including the Be There! line, and make future capital expenditures, are dependent on the Company's ability to attract new capital and maintain adequate liquidity.

The Company closed a private placement in July 1998 for initial proceeds of approximately $2.1 million, and, as part of such private placement, the investors agreed to purchase approximately $1.75 million in additional securities, on or before January 31, 1999, subject to certain conditions. There can be no assurance that the Company will be able to satisfy such conditions to the second funding. The Company will likely require additional financing in the future.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable as shown is net of allowance for doubtful accounts of $154,080 and $156,152 at June 30, 1998 and June 30, 1997, respectively.

INVENTORY

Inventory is valued at the lower of cost (principally standard cost which approximates first-in, first-out) or market (net realizable value). Costs include materials, labor, overhead, and subcontract charges as applicable.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Major renewals and betterments are charged to the property accounts while replacements, maintenance, and repairs which do not improve or extend the lives of the respective assets are expensed currently. Depreciation of property and equipment is provided at amounts calculated to amortize the cost of the assets over their useful economic lives using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

CONVERTIBLE PREFERRED SECURITIES

In accordance with the March 13, 1997 SEC staff announcement, the beneficial conversion features of the Series A Convertible Preferred Stock ("Series A Preferred Stock") have been recognized by allocating a portion of the proceeds to additional paid-in capital. The amount allocated to additional paid-in capital consists of the conversion discount on the Preferred Stock and the value attributed to the Warrants. The conversion discount is calculated, at the date of issuance, as the difference between the conversion price and the fair value of the common stock into which the security is convertible. Because the security provides for more than one conversion rate, in conformity with the SEC announcement, the computation is made using the conversion terms most beneficial to the investor, regardless of the actual discount applied upon conversion. The value of the Warrants is calculated using the Black-Scholes option pricing model and may not correspond to a market value.

The calculated intrinsic value of the beneficial conversion features of the Series A Preferred Stock, the offering costs and the premium resulted in non-cash charges of approximately $2,313,000 to loss available to common shareholders in the computation of loss per common share over the conversion period, January 1997 through December 1997, as required by the SEC guidelines. As a result, $2,062,644 of the $2,313,000 in non-cash charges are reflected in the loss per common share for the year ended June 30, 1997 and the remainder in the year ended June 30, 1998.

The Series C Convertible Participating Preferred Stock ("Series C Preferred Stock") contains an 8% annual premium upon conversion which the Company may elect to pay in common stock. For the year ended June 30, 1998, the 8% conversion premium on the Series C Preferred Stock was $206,706 and is reflected in the accompanying financial statements as a reduction of earnings available to common stockholders.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable and accounts payable. The book value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to the short-term maturity of those instruments.

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

RESEARCH AND DEVELOPMENT

All engineering and product research and development expenditures are charged against operations as incurred. Research and development costs charged to operations aggregated approximately $3,648,000, $4,881,000 and $4,784,000 in fiscal 1998, 1997, and 1996, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, on July 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired on this basis, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

STOCK BASED COMPENSATION

The Company accounts for stock-based compensation using the intrinsic value method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's Common Stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation."

EARNINGS (LOSS) PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". FASB Statement No. 128 supersedes APB Opinion No. 15, "Earnings Per Share", and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). It replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Statement No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Diluted loss per share approximates basic loss per share as no potential common shares are to be included in the computation when a loss from continuing operations available to common shareholders exists. The Company had approximately 1,494,898 and 1,280,073 options outstanding as of June 30, 1998 and 1997, respectively. The Company had 175 and 3,280 shares of Series A Preferred Stock outstanding as of June 30, 1998 and 1997, respectively, and 1,681 and no shares of Series C Preferred Stock outstanding as of June 30, 1998 and 1997, respectively. Also outstanding at June 30, 1998, were warrants to purchase 25,274 shares of common stock at $16.375 and 53,977 shares of common stock at $6.435. No warrants were outstanding at June 30, 1997. All previously reported per share amounts have been restated to conform to the new presentation.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. Statement 130 is effective for both interim and annual periods beginning after December 15, 1997. While the Company has not performed a detailed analysis of Statement 131, the adoption of Statement 130 is not expected to have a material adverse effect on the financial statements of the Company.

In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 replaces the "industry segment" concept of Statement 14 with a "management approach" concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. While the Company has not performed a detailed analysis of Statement 131, the adoption of Statement 131 is not expected to have a material adverse effect on the financial statements of the Company.

2) ACCOUNTS RECEIVABLE AND MAJOR CUSTOMERS
------------------------------------------

Revenue from shipments to NEC, the Company's largest customer in fiscal 1998 and 1997, represented 15% and 46%, respectively, of total revenue. Revenue from shipments to and fees from IBM represented 46% of total revenue in fiscal 1996.

Credit limits, ongoing credit evaluation, and account monitoring procedures are used by the Company to minimize the risk of loss on accounts receivable. Generally, collateral is not required. Export revenues were 7%, 3%, and 8% of total revenue for 1998, 1997, and 1996, respectively.

3) INVENTORY
------------

Inventory consists of the following:
                                                  June 30,         June 30,
                                                   1998              1997
                                              ---------------   ---------------

   Finished goods..........................   $        13,859   $       218,777
   Work in progress........................           256,285           440,005
   Raw materials...........................           272,819           398,217
                                              ---------------   ---------------
   Inventory...............................   $       542,963   $     1,056,999
                                              ---------------   ---------------

4) PROPERTY AND EQUIPMENT
-------------------------
Property and equipment consists of the following:
                                             June 30,      June 30,     Useful
                                               1998          1997       Lives
                                          ------------- ------------- ---------
  Leasehold Improvements................. $   1,560,385 $   1,582,563         *
  Furniture, fixtures and equipment......     2,535,387     2,570,899  2-5 yrs.
                                          ------------- -------------
                                              4,095,772     4,153,462
  Less accumulated depreciation..........     2,620,640     2,221,145
                                          ------------- -------------
  Property and Equipment................. $   1,475,132 $   1,932,317
                                          ------------- -------------

* remaining lease life, primarily 6 to 9 years.

5) INCOME TAXES
---------------

There was no income tax expense (benefit) for the fiscal years ended June 30, 1998, 1997, and 1996.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 1998, and 1997 are presented below:

                                                                                         June 30,
                                                                       -----------------------------------------
                                                                              1998                   1997
                                                                       -------------------    ------------------
Deferred tax assets:
  Accounts receivable due to allowances for financial reporting
   purposes.........................................................     $          75,422       $        53,092
  Inventory, principally due to write-down for financial reporting
   purposes.........................................................               682,549               449,713
  Property and equipment, due to difference in depreciation.........               260,500               135,259
  Accrued expenses..................................................               285,942               234,207
  Net operating loss carryforwards..................................            12,517,863             9,127,274
  Alternative minimum tax credit carryforwards......................                83,645                71,003
  Research and experimentation credit carryforwards.................               539,889               841,291
  Other, net........................................................                10,256                     -
                                                                       -------------------    ------------------
     Total gross deferred tax assets................................            14,456,066            10,911,839
     Less valuation allowance.......................................           (14,456,066)          (10,911,839)
                                                                       -------------------    ------------------
     Net deferred tax asset.........................................     $               -       $             -
                                                                       ===================    ==================

The valuation allowance related to deferred tax assets increased by $3,544,227 and $1,747,353 during the years ended June 30, 1998, and 1997, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income, management has a 100% valuation allowance for the Company's deferred tax assets at June 30, 1998. The amount of the deferred tax asset considered realizable, however, could fluctuate in the near term if estimates of future taxable income during the carryforward period are adjusted.

Reconciliation of the U.S. Federal statutory rate to the Company's effective tax rate for each fiscal year is as follows:

                                                          1998               1997               1996
                                                     -------------      -------------       ------------
  U. S. Federal statutory rate..................              34.0%              34.0%              34.0%
  Increase (reduction) in income taxes
   resulting from:
  Net operating losses..........................             (34.0)             (34.0)             (34.0)
                                                     -------------      -------------       ------------
  Net effective tax rate........................                 -                  -                  -
                                                     =============      =============       ============

At June 30, 1998, the Company had net operating loss ("NOL") carryforwards for federal and state income tax purposes of approximately $42,834,000 which expire beginning in 2009. The Company also has research and experimentation credit carryforwards for federal income tax purposes of approximately $540,000 which expire beginning in 2009 and alternative minimum tax credit carryforwards of approximately $71,000. The Internal Revenue Code section 382 limits NOL and tax credit carryforwards when an ownership change of more than fifty percent of the value of stock in a loss corporation occurs within a three year period. In fiscal 1998 and 1997 the Company issued preferred stock which coverts into common stock. Accordingly, the ability to utilize remaining NOL and tax credit carryforwards may be significantly restricted.

6)   SHAREHOLDERS' EQUITY
-------------------------

SERIES C CONVERTIBLE PARTICIPATING PREFERRED STOCK
--------------------------------------------------

On November 12, 1997, the Company completed a private placement of its Series C Preferred Stock and Stock Purchase Warrants with four investment firms, at an aggregate price of $5,000,000. The Series C Preferred Stock has a stated value of $1,000 per share and a liquidation preference of $1,000 per share plus an 8% annual premium payable upon conversion or redemption or in liquidation (in the case of conversion the Company may elect to pay such premium in common stock); is non-voting except in limited circumstances; ranks senior to the Company's common stock in liquidation; and is redeemable at a premium at the option of each holder under certain circumstances, including the occurrence of certain major corporate transactions and the failure of the Company to register the conversion shares within prescribed time periods.

As of September 2, 1998, the initial 5,000 shares of the Series C Preferred Stock had been converted into 6,573,515 shares of common stock. As of September 2, 1998, the Company had warrants outstanding to purchase 53,977 shares of common stock at $6.435 through November 12, 2000, which were issued in connection with the Series C Preferred Stock.

SERIES A CONVERTIBLE PREFERRED STOCK
------------------------------------

On January 10, 1997, the Company completed a private placement of its Series A Preferred Stock and Stock Purchase Warrants with three investment firms at an aggregate price of $5,000,000. The Series A Preferred Stock bears no dividends, is non-voting except in limited circumstances, has senior rights in liquidation, with a preference of 133% of the stated value of $1,000, and is redeemable at the option of the holders in limited circumstances upon the Company's breach of certain covenants imposed by the related purchase agreement. The Series A Preferred Stock is convertible into common stock at the option of each holder at a percentage of the then prevailing average market price (as defined in the Statement of Designation establishing the Series A Preferred Stock) of the Common Stock equal initially to 85% and decreasing to the lower of 75% or the average price (as defined in the Statement of Designation) of the common stock on the January 10, 1998. Upon conversions after the first anniversary, in certain circumstances the holders will receive a premium on the Series A Preferred Stock converted, payable in cash or stock at the Company's option, equal to 1% per annum based on the number of days elapsed since the first closing.

As of September 2, 1998, the initial 5,000 shares of the Series A Preferred Stock had been converted into 950,145 shares of common stock. As of September 2, 1998, the Company had warrants outstanding to purchase 25,274 shares of common stock at $16.375 through January 10, 2000, which were issued in connection with the Series A Preferred Stock.

STOCK OPTION PLANS
------------------

Under the Company's existing stock option plans (the "Plans"), stock options to purchase up to 2,637,500 shares of common stock were originally authorized to be granted to employees, directors, and certain other persons. As of June 30, 1998, stock options covering 1,494,898 shares of common stock were outstanding under the Plans and 410,950 shares were available for issuance upon exercise of options which may be granted in the future under the Plans.

Options under the Plans may either be incentive stock options or non-qualified stock options (except in the case of the Company's non-qualified stock option plan which permits only the issuance of non-qualified stock options). Options under the Plans may be granted for a term not to exceed ten years (five years with respect to incentive stock options granted to any person having 10% or more voting power of the Company) and are not transferable other than by will or the laws of descent and distribution. Incentive stock options may be exercised within 90 days after the optionee's termination of employment (to the extent exercisable prior to such termination), and one year after the optionee's disability. The exercise price of the options under the Plans must be at least equal to the fair market value of the common stock on the date of grant, or 110% of such value for incentive stock options granted to any person having 10% or more of the voting power of the Company. The aggregate fair market value of the common stock for which any employee may be granted incentive stock options which first become exercisable in any one calendar year may not exceed $100,000. Options may be exercised by payment of cash or by tender of shares of common stock (valued at their then current market value). The Plans are administered by the Compensation Committee of the Board of Directors.

On April 21, 1998, the Board of Directors authorized and granted the non-officer employees of the Company, the right to exchange up to 100% of their outstanding options, both vested and unvested, for replacement options at a rate of one replacement option for each option surrendered. These replacement options are exercisable at a price of $1.7813 per share (the fair market value at the date of repricing). A total of 341,604 options was exchanged. Officers, other than the Chief Executive Officer, were authorized and granted the right to exchange up to 100% of their outstanding options, both vested and unvested, for replacement options at a rate of two replacement options for every three options surrendered. These replacement options are exercisable at a price of $1.7813 per share (the fair market value at the date of repricing). A total of 294,750 options were exchanged for 196,499 replacement options. The replacement options vest in two equal installments on October 21, 1998 and April 21, 1999.

On August 19, 1998, the Company's Board of Directors adopted the 1998 Stock Option Plan, authorizing the grant of incentive stock options and non-qualified stock options to employees, directors and certain other persons. No options have been granted under the 1998 Stock Option Plan. Shareholder approval of the 1998 Stock Option Plan is being sought.

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



A summary of option activity under the Plans for the fiscal years ended June 30, 1998, June 30, 1997 and June 30, 1996, is as follows:

                                        1998                             1997                             1996
                          ------------------------------   ------------------------------   ------------------------------
                                               Weighted                         Weighted                         Weighted
                                               Average                          Average                          Average
                                               Exercise                         Exercise                         Exercise
                              Shares            Price          Shares            Price          Shares            Price
                          ------------   ---------------   ------------   ---------------   ------------   ---------------

Outstanding at
 beginning of year.....      1,280,073     $        9.23      1,066,716     $        6.96      1,131,868     $        7.58
Granted................      1,257,373              3.04        477,250             11.84        441,423              4.72
Exercised..............            337              4.50        213,366              4.04        130,189              2.29
Expired................      1,042,211              6.43         50,527              6.17        376,386              8.23
                          ------------   ---------------   ------------   ---------------   ------------   ---------------
Outstanding at year
 end...................      1,494,898     $        5.00      1,280,073     $        9.23      1,066,716     $        6.96
                          ============   ===============   ============   ===============   ============   ===============
Options exercisable at
 year end..............        458,925     $        9.24        458,794     $        8.46        311,832     $        5.62
Shares available for
 future grant..........        410,950                 -         84,112                 -        511,547                 -

The following summarizes information regarding the Company's stock options outstanding at June 30, 1998:

                                                  Weighted
       Range of                                    Average               Weighted            Number               Weighted
       Exercise                 Number            Remaining              Average          Exercisable             Average
         Price               Outstanding         Contractual          Exercise Price      at June 30,          Exercise Price
                                                    Life                                      1998
-----------------------   ----------------   -----------------   -------------------   ----------------   -------------------
$    1.78  -  $    1.78            797,473                 9.8     $            1.78                  -     $               -
     3.31  -       4.88             80,300                 8.5                  3.87             20,300                  4.73
     6.31  -       8.88            126,250                 7.9                  7.52             45,250                  6.76
     9.63  -      10.19            490,875                 7.2                  9.76            393,375                  9.76
-----------------------   ----------------   -----------------   -------------------   ----------------   -------------------
$    1.78     $   10.19          1,494,898                 8.7     $            5.00            458,925     $            9.24
=========   ===========   ================   =================   ===================   ================   ===================

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option and stock purchase plans. Had compensation cost been recognized consistent with SFAS No. 123, the Company's net loss and loss per share would have been reduced to pro forma amounts indicated below for the years ended June 30, 1998, 1997, and 1996:

                                               1998                       1997                    1996
                                      ----------------------     ---------------------    --------------------
Net loss             As Reported        $     (9,486,217)          $     (8,354,738)        $    (8,318,827)
 applicable to
 common stock
                     Pro Forma               (10,451,918)                (9,340,744)             (8,561,423)

Net loss per share   As Reported        $          (1.60)          $          (1.71)        $         (1.77)
                     Pro Forma                     (1.76)                     (1.92)                  (1.83)

The per share weighted average value of stock options issued by the Company during fiscal 1998, 1997 and 1996 was $2.04, $7.27 and $3.09 respectively, on the date of grant using the Black-Scholes option-pricing model. The Company used the following weighted-average assumptions to determine the fair value of stock options granted for the fiscal years ended June 30, 1998, 1997, and 1996:

                                                Stock                                          Employee Stock
                                             Option Plans                                       Purchase Plan

                                 1998            1997           1996                1998            1997            1996
                          ----------------------------------------------      ----------------------------------------------
Dividend yield                         0.0%           0.0%           0.0%                0.0%            0.0%            0.0%
Expected volatility                   95.7%          83.7%          75.6%               92.3%           83.7%           75.6%
Risk-free rate of return               5.4%           6.4%           5.8%                6.0%            6.4%            5.2%
Average expected option              3.6yrs         3.6yrs         3.6yrs              0.5yrs          0.5yrs          1.0yrs
 life


Pro forma net loss reflects only options granted in fiscal 1998, fiscal 1997, and fiscal 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to July 1, 1995 is not considered.


7) COMMITMENTS
--------------

The Company's facilities consists of two buildings of approximately 21,000 and 29,000 square feet, which are subject to ten and seven-year operating leases, respectively. The Company has also leased a third adjacent parcel of property upon which an additional building could be constructed if necessary. The Company has a purchase option, exercisable through November 1998, to acquire all leased parcels at an escalating purchase price. Total rent expense charged to operations was $302,493, $303,378, and $560,596 in fiscal 1998, 1997, and 1996, respectively.

The minimum annual rental payments on all operating leases for the fiscal years ending June 30 are as follows:

                              Fiscal Year            Amount
                            ----------------    ----------------
                                  1999            $      297,159
                                  2000                   287,852
                                  2001                   304,193
                                  2002                   294,092
                                  2003                   144,271
                                  Thereafter             402,758
                                                  --------------
                                                  $    1,730,325
                                                  ==============

8)   LEGAL PROCEEDINGS
----------------------

On August 18, 1998, the Company filed a lawsuit against Lucent Technologies, Inc. ("Lucent"). The lawsuit was filed in the United States District Court in San Antonio, Texas. In the lawsuit, the Company alleges that Lucent is infringing upon the Company's patent entitled "System and Method for Providing a Remote User with a Virtual Presence to an Office." The Company further alleges that Lucent misappropriated certain of the Company's confidential and proprietary information in violation of a nondisclosure agreement between Lucent and the Company and has engaged in anti-competitve conduct. The Company is seeking injunctive relief to prevent Lucent from continuing its infringing activities and further violation of the nondisclosure agreement and is also seeking to recover attorneys' fees, actual damages resulting from Lucent's alleged breach of the nondisclosure agreement, treble damages incurred by the Company as a result of Lucent's alleged anti-competitive conduct, and certain punitive damages. The Company places a high value on its intellectual property and intends to aggressively protect its patent and other property rights from infringement and other misappropriation. The Company is unable to predict the costs to be incurred in prosecuting this lawsuit or the ultimate outcome of such lawsuit.

On May 22, 1998, the United States District Court in San Antonio, Texas approved the settlement and dismissal of the shareholder class action lawsuit titled In re Data Race, Inc. Securities Litigation originally filed on November 28, 1995, against the Company and certain of its officers Herbert T. Hensley, former Chairman of the Board, W. B. Barker, President and Chief Executive Officer, Gregory T. Skalla, Senior Vice President-Finance and Chief Financial Officer, and Leven E. Staples, former Vice President and Chief Technical Officer. The plaintiffs had alleged that the defendants violated certain provisions of the federal securities laws, including Rule 10b-5 under the Securities Exchange Act of 1934. The settlement and dismissal of the lawsuit was the result of the successful mediation of the dispute. Pursuant to the terms of the settlement agreement, the Company's insurance carrier paid approximately $800,000 in cash and the Company paid $5,940 in cash. In the final judgment and order of dismissal, the plaintiffs acknowledged that, after investigation, they found no provable wrongdoing on the part of the defendants. Although the Company believed that the case was absolutely without merit, and that neither the Company nor any of the other defendants committed any of the alleged wrongdoings, the Company ultimately decided to accept the settlement agreement based on the advise of counsel that the costs to the Company of defending the lawsuit could exceed the cost to the Company of the proposed settlement, and based on the unpredictable results of jury trials.

9)   RELATED PARTY TRANSACTIONS
-------------------------------

Certain outside directors also receive consulting fees for services rendered from time to time to the Company. In fiscal 1998, 1997, and 1996, no such person received in excess of $60,000 for such services.

On July 24, 1998, the Company completed the first closing of a Private Placement ( as defined in Footnote 11 below) involving, among other things, the sale of its Series E Convertible Preferred Stock and related Common Stock Purchase Warrants to First Capital Group of Texas II, L.P., an investment firm managed by Jeffery P. Blanchard, the Company's Chairman of the Board, at an aggregate of $750,000. At such time, First Capital Group of Texas II, L.P., agreed to purchase at a second closing shares of Series F Convertible Preferred Stock and additional related Common Stock Purchase Warrants at an aggregate price of $750,000. The second closing is scheduled to occur on or before January 31, 1999, and is subject to the Company's satisfaction of certain conditions. Additional information regarding the Private Placement is set forth in Footnote 11 below.

10)  EMPLOYEE BENEFIT PLANS
--------------------------

Effective March 1, 1992, the Company adopted the DATA RACE, Inc. 401(k) Plan under section 401(k) of the Internal Revenue Code of 1986, as amended. Under the Plan, substantially all employees eligible to participate may elect to contribute up to the lesser of 15% of their salary or the maximum allowed under the Code. All full time employees with at least one year of continuous service and who have completed 1,000 work hours are eligible for the Plan. The Company may elect to make contributions to the Plan at the discretion of the Board of Directors. The Company made contributions of $45,048 in fiscal 1998, $51,433 in fiscal 1997, and $56,477 in fiscal 1996. The Company has no other post-retirement benefit plans.

In December 1993, the Company adopted the DATA RACE, Inc. Employee Stock Purchase Plan ("ESPP") pursuant to which eligible employees may purchase up to an aggregate of 200,000 shares of the Company's common stock at 85% of the fair market value of the common stock through payroll deductions. In 1997, the ESPP was amended to offer two consecutive six-month plan periods, beginning February 1 and August 1, respectively. Of the 200,000 shares available in this Plan, 79,794 shares have been purchased as of June 30, 1998.

The Company was self-insured for occupational injury and illness benefits until August 1998 whereby it is liable for individual claims up to $100,000 and in excess of $1,000,000 per occurrence. Liabilities over $100,000 and up to $1,000,000 per occurrence are the responsibility of a co-insurer. The amounts charged to expense for occupational injury and illness are based upon benefits paid and expected liabilities. While the ultimate outcome of these claims cannot presently be determined, management believes that the accrued liability at June 30, 1998 is adequate to cover these claims. Effective August 1998, the Company became fully insured for occupational injury and illness benefits through an insurance company.

The Company was self-insured for employee medical and dental insurance until February 1996, whereby it was liable for claims up to $50,000 per employee per year. Claims in excess of $50,000 were covered by a stop-loss policy to an aggregate of $1,000,000 per employee. Self-insurance costs were accrued based upon historical claim experience and expected liabilities. Effective March 1996, the Company became fully insured for employee medical and dental insurance coverage through an insurance company.

11)  SUBSEQUENT EVENT
---------------------

On July 13, 1998, the Company entered into a consulting agreement with Liviakis Financial Communications, Inc. ("LFC"). LFC will advise and assist the Company in developing and implementing appropriate plans and materials for presenting the Company and its business plans, strategy and personnel to the financial community, establishing an image for the Company in the financial community, and creating the foundation for subsequent financial public relations efforts. The Company issued to LFC 1,406,475 shares of Common Stock and 468,825 shares of Common Stock to Robert P. Prag, an officer of LFC. The consulting agreement terminates on March 15, 1999.

On July 24, 1998, the Company completed the first closing of a private placement (the "Private Placement") of its Series D Convertible Preferred Stock ("Series D Preferred Stock") and related Common Stock Purchase Warrants ("Class A Warrants") to Sovereign Partners L.P. and Dominion Capital Fund, Ltd. (the "Class A Investors"), at an aggregate price of $1,500,000 and its Series E Convertible Preferred Stock ("Series E Preferred Stock") and related Common Stock Purchase Warrants ("Class B Warrants") to First Capital Group of Texas L.P. (the "Class B Investor"), an investment firm managed by the Company's Chairman of the Board, at an aggregate price of $750,000. At such time, the Class A Investors agreed to purchase at a second closing additional shares of Series D Preferred Stock and Class A Warrants at an aggregate price of $1,000,000, and the Class B Investor agreed to purchase at a second closing shares of Series F Convertible Preferred Stock (the "Series F Preferred Stock") and Class B Warrants at an aggregate price of $750,000. The second closing is scheduled to occur on or before January 31, 1999, and is subject to the Company's satisfaction of certain conditions, including, among others, the following: the approval of the securities issuances by the shareholders; the average closing bid price of the Company's Common Stock during the five trading days prior to the closing is at least $1.50; in the case of the closing with respect to the Class B Investor, the Company has a minimum of $750,000 in revenue for the quarter ending September 30, 1998 or December 31, 1998; the shares of the Company's Common Stock issuable upon conversion of the Preferred Stock ("Conversion Shares") and upon exercise of the Warrants ("Warrant Shares") are registered for resale pursuant to the Securities Act of 1933, as amended; the Company is in compliance with Nasdaq listing requirements; and there is no material adverse change in the Company's financial condition, business or prospects.

Each of the Series D Preferred Stock, Series E Preferred Stock, and Series F Preferred Stock (the "Preferred Stock") issued in the Private Placement has a stated value of $1,000 per share and a liquidation preference of $1,000 per share plus an 8% annual premium payable upon conversion or redemption or in liquidation (in the case of conversion the Company may elect to pay such premium in Common Stock); is non-voting except in limited circumstances; ranks senior to the Company's Common Stock in liquidation; and is redeemable at a premium at the option of each holder under certain circumstances, including the occurrence of certain major corporate transactions, the failure of the Company to register the Conversion Shares or Warrant Shares within prescribed time periods, or the Company's failure to pay certain monetary penalties arising from a delisting of the Common Stock from the Nasdaq National Market.

The Series D Preferred Stock is convertible into Common Stock of the Company at the option of each holder beginning 90 days after the issuance date (subject to acceleration in certain events), at a conversion price equal to 80% of the trailing five-day average closing bid price of the Common Stock on the conversion date, subject to a minimum conversion price equal to the trailing 15-day average closing bid price of the Common Stock 90 days after the issuance date and subject to a maximum conversion price equal to the lesser of $3.00 or the trailing five-day average closing bid price of the common Stock 90 days after the issuance date. The Series E Preferred Stock is convertible into Common Stock at the option of the holder beginning one year after the issuance date (subject to acceleration in certain events), at a conversion price equal to $1.00 (which represents a premium to the Common Stock closing price of $0.5938 on July 8, 1998, the date the Company reached an agreement in principle with the Investors regarding the terms of the Private Placement). The Series F Preferred Stock will be convertible into Common Stock at the option of the holder beginning one year after the second closing (subject to acceleration in certain events), at a conversion price equal to the trailing five-day average closing bid price of the Common Stock on the date of the second closing. Subject to certain limitations, all Preferred Stock outstanding five years after the issuance date will convert automatically into Common Stock at the applicable conversion price. In each case, the number of shares of Common Stock issuable upon conversion of one share of Preferred Stock is computed by dividing the share's stated value of $1,000 by the applicable conversion price, plus any shares of Common Stock which the Company elects to issue in payment of the accrued premium on the Preferred Stock.

The Class A Warrants are exercisable on the earlier of 90 days after issuance on the first closing or second closing (as applicable), or the effective date of the Registration Statement filed on August 24, 1998 with the Securities and Exchange Commission (subject to acceleration in certain events), at an exercise price equal to 120% of the average of the three lowest closing bid prices during the 22 trading days prior to first closing, up to a maximum price of $.80 per share (the "Class A Warrant Exercise Price"), to purchase that number of shares of Common Stock equal to 15% of the stated value of the Series D Preferred Stock issued at each closing, divided by the Class A Warrant Exercise Price. Based on such formula, the Company issued at the first closing Class A Warrants to purchase an aggregate of 339,623 shares of Common Stock at an exercise price of $.6625 per share and is obligated to issue at the second closing Class A Warrants to purchase 226,415 shares of Common Stock at an exercise price of $.6625 per share. The Class B Warrants are exercisable one year after issuance (subject to acceleration in certain events), at an exercise price of $.80 per share, to purchase that number of shares of Common Stock equal to 15% of the stated value of the Series E Preferred Stock and Series F Preferred Stock issued at each closing, divided by the Class B Warrant Exercise Price. Based on such formula, the Company issued at the first closing and is obligated to issue at the second closing, Class B Warrants to purchase an aggregate of 140,625 shares of Common Stock at an exercise price of $.80 per share.

Additionally, in consideration for their services to the Company in connection with the Private Placement, the Company issued at the first closing to two persons Class A Warrants to purchase 339,623 shares of Common Stock at an exercise price of $.6625 per share and agreed to issue to such persons at the second closing Class A Warrants to purchase 113,208 shares of Common Stock at an exercise price of $.6625 per share.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
---------------------------------------------------------

ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------

None.

                                   PART III*

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

* The information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 day after the Registrant's fiscal year end.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------


(a) 1.  Financial Statements
----------------------------

           Independent Auditors' Report

           Balance Sheets as of June 30, 1998 and 1997

           Statements of Operations for the fiscal years ended June 30, 1998, 1997, and 1996

           Statements of Shareholders' Equity for the fiscal years ended June 30, 1998, 1997, and 1996

           Statements of Cash Flows for the fiscal years ended June 30, 1998, 1997, and 1996

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

  3.  Exhibits
  ------------

  3.1 Articles of Amendment to and Restatement of the Articles of Incorporation of the Company, filed December 27, 1991. (a)

  3.2 Articles of Correction to Articles of Amendment to and Restatement of the Articles of Incorporation of the Company, filed August 13, 1992.
           (a)

  3.3 Articles of Amendment to the Articles of Incorporation of the Company, filed August 21, 1992. (a)

  3.4      Bylaws of the Company and amendment to Bylaws. (a)(b)

  3.5 Statement of Designations, Preferences and Rights of 1997 Series A Convertible Preferred Stock, filed January 10, 1997. (b)

  3.6 Statement of Resolution Establishing Series B Participating Cumulative Preferred Stock. (g)

  3.7 Statement of Designations, Preferences and Rights of Series C Convertible Participating Preferred Stock, filed November 10, 1997.
           (h)

  3.8 Statement of Designations, Preferences and Rights of Series D Convertible Preferred Stock, filed July 24, 1998. (j)

  3.9 Statement of Designations, Preferences and Rights of Series E Convertible Preferred Stock, filed July 24, 1998. (j)

  4.1      Specimen Common Stock Certificate. (a)

  4.2 Form of Stock Purchase Warrant issued on January 10, 1997, representing a series of warrants issued by the Company to Capital Ventures International, Credit Suisse First Boston Corporation, and Zanett Lobardier. (b)

  4.3 Form of Stock Purchase Warrants issued on November 7, 1997, representing a series of warrants issued by the Company to Capital Ventures International, Nelson Partners, Olympus Securities, Ltd. and CC Investments, LDC. (h)

 4.4 Form of Class A Stock Purchase Warrants representing a series of warrants issued by the Company pursuant to the Purchase Agreement dated July 24, 1998. (j)

 4.5 Form of Class B Stock Purchase Warrant representing a series of warrants issued by the Company pursuant to the Purchase Agreement dated July 24, 1998. (j)

 10.1*     Incentive Stock Option Plan, adopted May 3, 1985, as amended. (a)

 10.2* Amended and Restated Stock Option Plan, adopted August 29, 1988, as amended. (a)

 10.3*     401(k) Profit Sharing Plan, effective March 1, 1992. (a)

 10.4* Employment Agreement, dated April 25, 1995, between the Company and W.B. Barker. (e)

 10.5 Master Agreement for Hardware Support Services between the Company and Data General Corporation. (a)

 10.6 Form of Indemnification Agreement between the Company and each director. (c)

 10.7* Amended and Restated Employee Stock Purchase Plan adopted in February 1996. (f)

 10.8*     1994 Stock Option Plan. (e)

 10.9*     1995 Stock Option Plan. (f)

 10.10*    1997 Stock Option Plan. (i)

 10.11 Lease Agreement between the Company and Lee Partners, Ltd., dated June 20, 1995. (e)

 10.12 First through fifth amendments to Lease Agreement between the Company and Lee Partners, Ltd. (f)

 10.13 Securities Purchase Agreement, dated January 10, 1997, between the Company, Capital Ventures International, Credit Suisse First Boston Corporation, and Zanett Lombardier, Ltd. (b)

 10.14 Registration Rights Agreement, dated January 10, 1997, between the Company, Capital Ventures International, Credit Suisse First Boston Corporation, and Zanett Lombardier, Ltd. (b)

 10.15 Securities Purchase Agreement, dated effective November 7, 1997, between the Company, Capital Ventures International, Nelson Partners, Olympus Securities, Ltd. and CC Investments, LDC.(h)

 10.16 Registration Rights Agreement, dated effective November 7, 1997, between the Company, Capital Ventures International, Nelson Partners, Olympus Securities, Ltd. and CC Investments, LDC.(h)

 10.17 Securities Purchase Agreement, dated July 24, 1998, between the Company, Sovereign Partners L.P., Dominion Capital Fund Ltd., and First Capital Group of Texas II, L.P.(j)

 10.18 Registration Rights Agreement, dated July 24, 1998, between the Company, Sovereign Partners L.P., Dominion Capital Fund Ltd., and First Capital Group of Texas II, L.P.(j)

 10.19 Consulting Agreement between the Company and Liviakis Financial Communications, Inc.(k)

 23.1   Consent of KPMG Peat Marwick LLP (k)

 24 Powers of Attorney to sign amendments to this report. Reference is made to the signature page of this report.

 27     Financial Data Schedule (k)

--------------------

(a) Filed as an exhibit to Form S-1 Registration Statement No. 33-51170, effective October 7, 1992.

(b)  Filed as an exhibit to Form 10-Q for the quarter ended December 31, 1996.

(c) Filed as an exhibit to Form 10-K Annual Report for fiscal year ended June 30, 1993.

(d) Filed as an exhibit to Form S-8 Registration Statement, No. 33-75800, effective February 25, 1994.

(e) Filed as an exhibit to Form 10-K Annual Report for fiscal year ended June 30, 1995.

(f) Filed as an exhibit to Form 10-K Annual Report for fiscal year ended June 30, 1996.

(g) Filed as an exhibit to Form 10-K Annual Report for fiscal year ended June 30, 1997.

(h)  Filed as an exhibit to Form 8-K filed on November 19, 1997.

(i) Incorporated by reference to appendix A of the Company's Definitive Proxy Statement dated December 12, 1997.

(j)  Filed as an exhibit to Form 8-K filed on August 4, 1998.

(k)  Filed herewith.


*    Management contract or compensatory plan, contract or arrangement

(b) Reports on Form 8-K
-----------------------

     A report on Form 8-K was filed on April 15, 1998, to report Amendment No. 2 to the Securities Purchase Agreement dated November 7, 1997.

     A report on Form 8-K was filed on June 2, 1998, to report an amendment to the Securities Purchase Agreement dated November 7, 1997.

     A report on Form 8-K was filed on June 12, 1998, to report that the Company does not expect the second funding of the Securities Purchase Agreement dated November 7, 1997 to occur.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                  DATA RACE, INC.

                                  By:  /s/ W. B. BARKER
                                       -------------------------------------
                                       W. B. Barker,
                                       President and Chief Executive Officer

                                  By:  /s/ Gregory T. Skalla
                                       -------------------------------------
                                       Gregory T. Skalla,
                                       Senior Vice President-Finance, Chief
                                       Financial Officer, Treasurer and
                                       Secretary (Principal Financial and
                                       Accounting Officer)

                                  Date:  September 17, 1998

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

              NAME                                    TITLE                                DATE
              ----                                    -----                                ----
/s/ W. B. BARKER                  President, Chief Executive Officer and          September 17, 1998
--------------------------        Director
 W. B. Barker

/s/ GREGORY T. SKALLA             Senior Vice President-Finance, Chief            September 17 , 1998
--------------------------        Financial Officer, Treasurer and Secretary
 Gregory T. Skalla

/s/ JEFFREY P. BLANCHARD          Chairman of the Board of Directors              September 17, 1998
-------------------------
 Jeffrey P. Blanchard

/s/ GEORGE R. GRUMBLES            Director                                        September 17, 1998
-------------------------
 George R. Grumbles

/s/ MARCELO A. GUMUCIO            Director                                        September 17, 1998
-------------------------
 Marcelo A. Gumucio

/s/ MATTHEW A. KENNY              Director                                        September 17, 1998
-------------------------
 Matthew A. Kenny

/s/ DWIGHT E. LEE                 Director                                        September 17, 1998
-------------------------
 Dwight E. Lee

/s/ EDWARD A. MASI                Director                                        September 17, 1998
-------------------------
Edward A. Masi
