Form 10-Q
period 1998-09-30
DATA RACE INC
filed 1998-11-18
CIK 890924

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q
                               QUARTERLY REPORT
    Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended                                  Commission File Number
 September 30, 1998                                           0-20706


                                DATA RACE, INC.
            (Exact name of registrant as specified in its charter)


      Texas                                             74-2272363
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days .  YES  X    NO ___
                                         ---


On November 11, 1998, there were 14,537,140 outstanding shares of Common Stock, no par value.

                                DATA RACE, INC.
                              INDEX TO FORM 10-Q


                                                                                     Page
                                                                                    Number
                                                                                    ------
PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Interim Condensed Financial Statements (Unaudited):

         Condensed Balance Sheets as of  September 30, 1998 and June 30, 1998.....   3

         Condensed Statements of Operations for the Three Months
         Ended September 30, 1998 and 1997........................................   4

         Condensed Statements of Cash Flows for the Three Months
         Ended September 30, 1998 and 1997........................................   5

         Notes to Interim Condensed Financial Statements..........................   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations......................................  10


PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings........................................................  13

Item 2.  Changes in Securities....................................................  13

Item 3.  Defaults Upon Senior Securities..........................................  15

Item 4.  Submission of Matters to a Vote of Security Holders......................  15

Item 5.  Other Information........................................................  17

Item 6.  Exhibits and Reports on Form 8-K.........................................  17


SIGNATURES........................................................................  18
----------

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  INTERIM CONDENSED FINANCIAL STATEMENTS
-----------------------------------------------


                                DATA RACE, INC.
                           CONDENSED BALANCE SHEETS
                                   UNAUDITED


                                                                                    AS OF
                                                                    --------------------------------------
                                                                    SEPT. 30, 1998           JUNE 30, 1998
                                                                    --------------           -------------
ASSETS
Current assets:
  Cash and cash equivalents.....................................    $    2,298,054           $    1,644,294
  Accounts receivable, net......................................           342,885                  321,103
  Inventory.....................................................           500,967                  542,963
                                                                    --------------           --------------
    Total current assets........................................         3,141,906                2,508,360

Property and equipment, net.....................................         1,380,679                1,475,132
Other assets, net...............................................            25,389                   25,389
                                                                    --------------           --------------
    Total assets................................................    $    4,547,974           $    4,008,881
                                                                    --------------           --------------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................................    $      403,509           $      346,973
  Accrued expenses..............................................           731,006                1,104,910
                                                                    --------------           --------------
    Total current liabilities...................................         1,134,515                1,451,883

Commitments and contingencies

Shareholders' equity............................................         3,413,459                2,556,998
                                                                    --------------           --------------
     Total liabilities and shareholders' equity.................    $    4,547,974           $    4,008,881
                                                                    --------------           --------------

        See accompanying notes to interim condensed financial statements

                                DATA RACE, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED


                                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                                                 --------------------------------------
                                                                                     1998                     1997
                                                                                 -------------            -------------
Total revenue.................................................................. $     911,024             $  1,153,925

Cost of revenue................................................................       599,196                1,004,604
                                                                                -------------             ------------

   Gross profit................................................................       311,828                  149,321
                                                                                -------------             ------------

Operating expenses:
 Engineering and product development...........................................       594,532                1,073,419
 Sales and marketing...........................................................       620,175                1,087,062
 General and administration....................................................     1,442,628                  759,538
                                                                                -------------             ------------
   Total operating expenses....................................................     2,657,335                2,920,019
                                                                                -------------             ------------

   Operating loss..............................................................    (2,345,507)              (2,770,698)
                                                                                -------------             ------------

Other income...................................................................        27,381                   46,509

Loss before income taxes.......................................................    (2,318,126)              (2,724,189)
Income tax benefit.............................................................             -                        -
                                                                                -------------             ------------

   Net loss.................................................................... $  (2,318,126)            $ (2,724,189)
                                                                                -------------             ------------

Per share data:
   Net loss....................................................................    (2,318,126)              (2,724,189)
   Effect of beneficial conversion feature of convertible
   preferred stock.............................................................    (1,281,547)                (143,231)
                                                                                -------------             ------------
   Net loss applicable to common stock.........................................    (3,599,673)              (2,867,420)
                                                                                -------------             ------------
   Net basic and diluted loss per share applicable to common stock............. $       (0.26)            $      (0.54)
                                                                                -------------             ------------

Weighted average shares outstanding............................................    13,836,000                5,264,000
                                                                                -------------             ------------

       See accompanying notes to interim condensed financial statements

                                DATA RACE, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED


                                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                                               --------------------------------------
                                                                                    1998                     1997
                                                                               -------------            -------------
Cash flows from operating activities:
  Net loss.......................................................................  $  (2,318,126)          $   (2,724,189)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization...............................................         91,618                  155,020
     Non-cash consulting fee.....................................................      1,265,813                        -
     Gain on sale of property and equipment......................................              -                   (2,320)
     Changes in assets and liabilities:
     Accounts receivable.........................................................        (21,782)                 976,448
     Inventory...................................................................         41,996                   18,706
     Accounts payable............................................................         56,536                 (169,750)
     Accrued expenses............................................................       (373,904)                (342,384)
     Other current liabilities...................................................              -                     (932)
                                                                                   -------------           --------------
       Net cash used in operating activities.....................................     (1,257,849)              (2,089,401)
                                                                                   -------------           --------------

Cash flows from investing activities:
  Purchase of property and equipment.............................................              -                  (24,622)
  Proceeds from sale of property and equipment...................................          2,835                    2,320
                                                                                   -------------           --------------
     Net cash provided by (used in) investing activities.........................          2,835                  (22,302)
                                                                                   -------------           --------------

Cash flows from financing activities:
  Net proceeds from issuance of preferred stock..................................      1,894,346                        -
  Net proceeds from issuance of common stock.....................................         14,428                   85,827
                                                                                   -------------           --------------
     Net cash provided by financing activities...................................      1,908,774                   85,827
                                                                                   -------------           --------------

Net increase (decrease) in cash and cash equivalents.............................        653,760               (2,025,876)

Cash and cash equivalents at beginning of period.................................      1,644,294                4,535,768
                                                                                   -------------           --------------

Cash and cash equivalents at end of period....................................... $    2,298,054           $    2,509,892
                                                                                   -------------            --------------

        See accompanying notes to interim condensed financial statements

                                DATA RACE, INC.
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                   UNAUDITED

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------

DESCRIPTION OF BUSINESS

DATA RACE, Inc. ("DATA RACE" or the "Company") designs, manufactures, and markets a line of communication products for remote access to the corporate environment. Its unique client/server product, the Be There! Remote Access System, gives teleworkers access to all elements of corporate communications networks, including the PBX, Intranet, and Internet. Through Be There!, remote workers send and receive e-mail, fax and phone calls simultaneously over a single phone line. The Company also designs and manufactures advanced network multiplexers that carry data, network, voice, and fax traffic among a company's multiple offices.

BASIS OF PRESENTATION

The unaudited interim financial statements reflect all adjustments (consisting of normal recurring accruals) that in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the June 30, 1998 Annual Report on Form 10-K. The condensed balance sheet data as of June 30, 1998 included herein has been derived from such audited financial statements. Interim period results are not necessarily indicative of the results to be expected for any future periods or the full year.

2)  EARNINGS PER SHARE
----------------------

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128, Earnings Per Share. FASB Statement No. 128 supersedes APB Opinion No. 15, Earnings Per Share, and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). It replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted loss per share approximates basic loss per share as no potential common shares are to be included in the computation when a loss from continuing operations available to common shareholders exists. The Company had approximately 1,682,000 and 1,354,000 options outstanding as of September 30, 1998 and 1997 respectively. The Company had 1,500 shares of Series D Convertible Preferred Stock and 750 shares of Series E Convertible Preferred Stock outstanding as of September 30, 1998 and 805 shares of Series A Convertible Preferred Stock outstanding as of September 30, 1997. The Company had warrants to purchase 679,246 shares of common stock at $0.6625, 140,625 shares of common stock at $0.80, 45,800 shares of common stock at $16.375 and 139,861 shares of common stock at $6.435 outstanding as of

September 30, 1998. The Company had warrants to purchase 45,800 shares of common stock at $16.375 and 139,861 shares of common stock at $6.435 outstanding as of September 30, 1997. No Series D or E Convertible Preferred Stock were outstanding as of September 30, 1997. All previously reported per share amounts have been restated to conform to the new presentation.

3)  INVENTORY
-------------

Inventory is valued at the lower of cost (principally standard cost which approximates first-in, first-out) or market (net realizable value). Inventory consists of the following:

                                                      September 30,            June 30,
                                                          1998                   1998
                                                --------------------   --------------------
                 Finished goods                   $            2,692     $           13,859
                 Work in process                             354,857                256,285
                 Raw materials                               143,418                272,819
                                                --------------------   --------------------
                 Total inventory                  $          500,967     $          542,963
                                                ====================   ====================

4)  CONVERTIBLE PREFERRED STOCK
-------------------------------

On July 24, 1998, the Company completed the first closing of a private placement (the "Private Placement") of its Series D Convertible Preferred Stock ("Series D Preferred Stock") and related Common Stock Purchase Warrants ("Class A Warrants") to Sovereign Partners L.P. and Dominion Capital Fund, Ltd. (the "Class A Investors"), for an aggregate price of $1,500,000, and its Series E Convertible Preferred Stock ("Series E Preferred Stock") and related Common Stock Purchase Warrants ("Class B Warrants") to First Capital Group of Texas II, L.P. (the "Class B Investor"), an investment firm managed by the Company's Chairman of the Board, for a price of $750,000. At such time, the Class A Investors agreed to purchase at a second closing additional shares of Series D Preferred Stock and Class A Warrants for an aggregate price of $1,000,000, and the Class B Investor agreed to purchase at a second closing additional shares of Series F Convertible Preferred Stock ("Series F Preferred Stock") and Class B Warrants for an aggregate price of $750,000. The second closing is scheduled to occur on or before January 31, 1999, and is subject to the Company's satisfaction of certain conditions, including, among others, the following: the average closing bid price of the Company's Common Stock during the five trading days prior to the closing is at least $1.50; in the case of the closing with respect to the Class B Investor, the Company has a minimum of $750,000 in revenue for the quarter ending September 30, 1998 or December 31, 1998 (which has been satisfied); and there is no material adverse change in the Company's financial condition, business or prospects. In addition, the Company must obtain shareholder approval to increase its authorized shares in order to have reserved a sufficient number of authorized shares of common stock for issuance upon conversion or exercise of the securities to be issued in the second closing. The Company has used and intends to use the proceeds from the Private Placement primarily to promote Be There! remote access system product line and for working capital.

Each of the Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock (the "Preferred Stock") has a stated value of $1,000 per share; bears an 8% premium payable upon conversion or redemption or in liquidation (in the case of conversion the Company may elect to pay such premium in Common Stock); is non-voting except in limited circumstances; ranks senior to the Common Stock in liquidation; and is redeemable at a premium at the option of the holder upon the occurrence of certain major corporate transactions and triggering events.

The Series D Preferred Stock is convertible into Common Stock of the Company ("Common Stock") at the option of the holder beginning 90 days after the issuance date (subject to acceleration in certain events), at a conversion price equal to 80% of the trailing five-day average closing bid price of the Common Stock on the conversion date, subject to a minimum conversion price equal to the trailing 15-day average closing bid price of the Common Stock 90 days after issuance, which is $1.583 for the first closing, and subject to a maximum conversion price equal to the lesser of $3.00 or the trailing five-day average closing bid price of the Common Stock 90 days after issuance, which is $1.956 for the first closing. The Series E Preferred Stock is convertible into Common Stock at the option of the holder beginning one year after the issuance date (subject to acceleration in certain events), at a conversion price equal to $1.00 (which represents a premium to the Common Stock closing price of $0.5938 on July 8, 1998, the date the Company reached an agreement in principle with the Investors regarding the terms of the Private Placement). The Series F Preferred Stock is convertible into Common Stock at the option of the holder beginning one year after the second closing (subject to acceleration in certain events), at a conversion price equal the trailing five-day average closing bid price of the Common Stock on the date of the second closing. In each case, the number of shares of Common Stock issuable upon conversion of one share of Preferred Stock is computed by dividing the share's stated value of $1,000 by the applicable conversion price (plus any premium to the extent paid in shares).

The Class A Warrants issued at the first closing are exercisable for an aggregate of 339,623 shares of Common Stock at a price of $0.6625 per share, beginning on the earlier of the effective date of the applicable registration statement or 90 days after issuance (subject to acceleration in certain events). The Class B Warrants issued at the first closing are exercisable for an aggregate of 140,625 shares of Common Stock at a price of $0.80 per share, one year after issuance (subject to acceleration in certain events).

As of November 11, 1998 no shares of the initial 1,500 shares of the Series D Preferred Stock had been converted. As of November 11, 1998 no shares of the initial 750 shares of the Series E Preferred Stock had been converted.

5)  ACCOUNTING TREATMENT FOR CONVERTIBLE PREFERRED SECURITIES
-------------------------------------------------------------

The value attributed to the Warrants and the non-cash offering costs of the Series D and Series E Preferred Stock have been recognized by allocating a portion of the proceeds to additional paid-in-capital. The beneficial conversion feature of the Series E Preferred Stock has not been allocated a portion of the offering proceeds, rather, the beneficial conversion feature will be accreted into additional paid-in-capital over the one year holding period. The beneficial conversion feature is calculated, at the date of issuance, as the difference between the conversion price and the fair value of the common stock into which the security is convertible at the date the transaction closed. Because the security provides for more than one conversion rate, in conformity to the SEC announcement, the computation is made using the conversion terms most beneficial to the investor, regardless of the actual discount applied upon conversion. The value of the Warrants is calculated using a Black-Scholes model and may or may not correspond to a market value.

The calculated intrinsic value of the beneficial conversion features of the Preferred Stock, the offering costs and the premium will result in non-cash charges of approximately $2,701,000 to earnings (loss) available to common shareholders in the computation of earnings (loss) per common share over the conversion period as required by the SEC guidelines. As of September 30, 1998 approximately $1,282,000 has been charged, with approximately $794,000 to be charged in the next fiscal quarter. As a result, the Company will show these non-cash charges to earnings (loss) available to common shareholders in the computation of earnings (loss) per common share over the period from July 1998 through June 1999.

6)  CONSULTING AGREEMENT
------------------------

On July 13, 1998, the Company entered into a consulting agreement with Liviakis Financial Communications, Inc. ("LFC"). LFC agreed to advise and assist the Company in developing and implementing appropriate plans and materials for presenting the Company and its business plans, strategy and personnel to the financial community, establishing an image for the Company in the financial community, and creating the foundation for subsequent financial public relations efforts. The Company issued to LFC 1,406,475 shares of Common Stock and 468,825 shares of Common Stock to Robert P. Prag ("Prag"), an officer of LFC, and recorded an expense of approximately $1,172,000. The Company also issued to a third party which assisted the Company in negotiating its agreement with LFC 150,000 shares of Common Stock and recorded an expense of approximately $94,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS

Total revenue for the three months ended September 30, 1998 decreased 21% to $911,024 from $1,153,925 in the same period of the prior fiscal year. This decrease was primarily due to a decline in revenue from network multiplexers.

Gross profit margin was 34% for the three months ended September 30, 1998. The increased gross profit margin from 13% for the comparable period of the prior fiscal year is primarily due to decreased manufacturing variances attributable to a 37% workforce reduction in custom modem manufacturing and an approximately $200,000 inventory obsolescence reversal consistent with the Company's current revenue and activity levels.

Engineering and product development expenses for the three months ended September 30, 1998 decreased 45% from the comparable period for the prior fiscal year. This decrease was primarily due to a 51% workforce reduction in custom modem development partially offset by amounts paid to outside consultants.

Sales and marketing expenses for the three months ended September 30, 1998 decreased 43% from the comparable period of the prior fiscal year. This decrease was primarily due to the Company's suspension of most outside advertising and a 20% workforce reduction.

General and administrative expenses for the three months ended September 30, 1998 increased 90% from the comparable period of the prior fiscal year. This increase was attributable to the non-cash expense associated with the consulting agreement with LFC for investor relations services, offset in part by a 33% workforce reduction and other Company cost-saving measures, and further offset by approximately $300,000 attributable to satisfaction during the quarter of certain past due receivables, an occupational injury reversal due to the Company obtaining workmans compensation insurance and other reserve adjustments consistent with the Company's current revenue levels.

Income tax benefits related to the losses for the three months ended September 30, 1998 were not recognized because the realization of such benefits is not assured. As of September 30, 1998, the Company had federal tax net operating loss carry forwards of approximately $37,500,000 which expire beginning in 2010. The value of these net operating loss carryforwards is dependent on future events and complex tax code provisions, and cannot be assured or stated with certainty.

LIQUIDITY AND CAPITAL RESOURCES

Operating losses have had and continue to have a significant negative effect on the Company's cash balance. At September 30, 1998, the Company had approximately $2,298,000 in cash and cash equivalents.

In July 1998, the Company received net proceeds of $1,894,000 from the issuance of Preferred Stock and Warrants to purchase shares of Common Stock (the "July Private Placement"). In addition, the purchasers of the Preferred Stock and Warrants have agreed to purchase, subject to the Company's satisfaction of certain conditions (as to which there can be no assurance), an additional $1,750,000 of Preferred Stock and Warrants at a second closing on or before January 31, 1999. The Preferred Stock is redeemable under certain circumstances. See note 4 to the Company's unaudited interim condensed financial statements and
Item 2 of this Report.

As previously announced, on November 15, 1998, the Company obtained binding commitments for an immediate $2.2 million private placement of Common stock and common stock purchase warrants. Closing is scheduled to occur by November 20, 1998. The Company considers the financing an important step in the Company's plan to maintain its listing on the Nasdaq National Market. The Company was recently notified by The Nasdaq Stock Market that the Company has not met the net tangible assets requirement for continued listing. The Company has requested a hearing with Nasdaq to review the matter and has been advised that the hearing will be scheduled for early January 1999. The Company's shares will remain listed until the hearing at which the Company will present its plan to achieve compliance.

As part of its strategic objective, the Company has also retained Robinson-Humphrey to advise the Company and assist the Company in its efforts to develop strategic and financial partnerships with third parties.

The Company's ability to sustain operations, make future capital expenditures and fund the development and marketing of new or enhanced products are highly dependent on existing cash, the ability to raise additional capital, the cash requirements to pay the premium and penalties (if any) on the Preferred Stock, and the Company's return to profitability. The Company's continued listing on the Nasdaq National Market is also dependent in part on its capital position. The timing and amount of the Company's future capital requirements can not be accurately predicted. The Company does not anticipate a return to profitability as long as its expenditures on the Be There! system remain disproportionate to attendant revenue. The Company will likely require additional financing in the future; the failure to obtain such financing when needed would have a substantial adverse effect on the Company. Moreover, although the Company intends to seek shareholder approval to increase its authorized shares, substantially all of the Company's authorized shares have been issued or reserved for issuance to satisfy conversions or exercises of outstanding securities; the failure to obtain such shareholder approval would likely have a material adverse effect on the Company's ability to complete future financings (including the second closing of the July Private Placement).

YEAR 2000 COMPLIANCE

The Company has been evaluating and adjusting all known date-sensitive systems and equipment for the Year 2000 compliance. The assessment phase of the Year 2000 project is substantially complete. Virtually all of the compliance was performed by Company personnel. The total estimated cost of the Year 2000 conversion is not deemed material to the Company and is being expensed as incurred.

In addition to internal Year 2000 implementation activities, the Company is in communication with third party suppliers and vendors with whom which the Company's systems communicate and interact to determine the extent to which those companies are addressing their Year 2000 compliance problems. There can be no assurance that there will not be an adverse effect on the Company if third parties, such as suppliers or service providers, do not bring their systems into compliance in a timely manner. However, management believes that ongoing communication with, assessment of, and coordination with these parties, will help to minimize these risks.

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

RISKS REGARDING FORWARD-LOOKING STATEMENTS

This Report contains various "forward-looking statements" which represent the Company's expectations or beliefs concerning future events. The Company cautions that these forward-looking statements involve a number of risks and uncertainties and are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. The Company cautions that there can be no assurance that the Company will be able to fully satisfy Nasdaq's concerns at the planned hearing regarding the Company's satisfaction on an on-going basis of the net tangible assets requirement. The Company's ability to maintain compliance with the Nasdaq National Market requirement depends, in part, on the Company's ability to complete additional equity financings (including the second closing of the July Private Placement) or other capital infusions. Future capital raising efforts depend upon various factors, including satisfaction of closing conditions, availability of capital, and an increase in the number of authorized shares. The Company further cautions that there can be no assurance that the Company will succeed in its efforts to develop new strategic and financial partnerships. Additional factors which qualify forward-looking statements are set forth in the Company's other SEC filings including its 10-K for the 1998 fiscal year.

                                DATA RACE, INC.
ITEM 1.  LEGAL PROCEEDINGS
--------------------------

None.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

On July 13, 1998, the Company entered into a consulting agreement with Liviakis Financial Communications, Inc. ("LFC"). The Company issued to LFC 1,406,475 shares of Common Stock and 468,825 shares of Common Stock to Robert P. Prag, an officer of LFC. A third party assisted the Company in arranging the consulting agreement with LFC. The Company issued to the third party as compensation 150,000 shares of Common Stock.

On July 24, 1998, the Company completed the first closing of a private placement (the "Private Placement") of its Series D Convertible Preferred Stock ("Series D Preferred Stock") and related Common Stock Purchase Warrants ("Class A Warrants") to Sovereign Partners L.P. and Dominion Capital Fund, Ltd. (the "Class A Investors"), for an aggregate price of $1,500,000, and its Series E Convertible Preferred Stock ("Series E Preferred Stock") and related Common Stock Purchase Warrants ("Class B Warrants") to First Capital Group of Texas II, L.P. (the "Class B Investor"), an investment firm managed by the Company's Chairman of the Board, for a price of $750,000. At such time, the Class A Investors agreed to purchase at a second closing additional shares of Series D Preferred Stock and Class A Warrants for an aggregate price of $1,000,000, and the Class B Investor agreed to purchase at a second closing shares of Series F Convertible Preferred Stock ("Series F Preferred Stock") and Class B Warrants for a price of $750,000. The second closing is scheduled to occur on or before January 31, 1999, and is subject to the Company's satisfaction of certain conditions, including, among others, the following: the average closing bid price of the Company's Common Stock during the five trading days prior to the closing is at least $1.50; in the case of the closing with respect to the Class B Investor, the Company has a minimum of $750,000 in revenue for the quarter ending September 30, 1998 or December 31, 1998 (which has been satisfied); the shares of the Company's Common Stock issuable upon conversion of the Preferred Stock ("Conversion Shares") and upon exercise of the Warrants ("Warrant Shares") are registered for resale pursuant to the Securities Act of 1933, as amended (the "Securities Act") (which has been satisfied as to the securities issued in the first closing); the Company's shareholders approve the potential issuance of the Conversion Shares and Warrant Shares in excess of certain limits imposed by Nasdaq Marketplace Rules (which has been satisfied); the Company is in compliance with Nasdaq listing requirements (the Company has been notified by Nasdaq of its non-compliance with such continued listing requirements); and there is no material adverse change in the Company's financial condition, business or prospects. In addition, the Company must obtain shareholder approval to increase its authorized shares in order to have reserved a sufficient number of authorized shares of Common Stock for issuance upon conversion or exercise of the securities to be issued in the second closing. There can be no assurance that the conditions precedent to the second closing will be satisfied. The Company has used and intends to use the proceeds from the Private Placement primarily to promote its Be There! remote access system product line and for working capital.

Each of the Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock (the "Preferred Stock") has a stated value of $1,000 per share; bears an 8% premium payable upon conversion or redemption or in liquidation (in the case of conversion the Company may elect to pay such premium in Common Stock); is non-voting except in limited circumstances; ranks senior to the Common Stock in liquidation (and ranks equally with each other series of Preferred Stock); and is redeemable at a premium at the option of the holder upon the occurrence of certain major corporate transactions and other triggering events.

The Series D Preferred Stock is convertible into Common Stock of the Company ("Common Stock") at the option of the holder beginning 90 days after the issuance date (subject to acceleration in certain events), at a conversion price equal to 80% of the trailing five-day average closing bid price of the Common Stock on the conversion date, subject to a minimum conversion price equal to the trailing 15-day average closing bid price of the Common Stock 90 days after the issuance date and subject to a maximum conversion price equal to the lesser of $3.00 or the trailing five-day average closing bid price of the Common Stock 90 days after the issuance date. The Series E Preferred Stock is convertible into Common Stock at the option of the holder beginning one year after the issuance date (subject to acceleration in certain events), at a conversion price equal to $1.00. The Series F Preferred Stock will be convertible into Common Stock at the option of the holder beginning one year after the second closing (subject to acceleration in certain events), at a conversion price equal to the trailing five-day average closing bid price of the Common Stock on the date of the second closing. Subject to certain limitations, all Preferred Stock outstanding five years after the issuance date will convert automatically into Common Stock at the applicable conversion price. In each case, the number of shares of Common Stock issuable upon conversion of one share of Preferred Stock is computed by dividing the share's stated value of $1,000 by the applicable conversion price (plus any premium to the extent paid in shares).

If the Common Stock ceases to be listed on the Nasdaq National Market, the Company must pay the holders of the Preferred Stock a cash penalty of 1% per day, for up to 24 days, of the stated value of the Preferred Stock outstanding. If the Company does not pay such penalty, the holders may require the Company to redeem their shares of Preferred Stock.

The Class A Warrants are exercisable after the earlier of registration of the underlying shares or 90 days after issuance (subject to acceleration in certain events), at an exercise price equal to 120% of the average of the three lowest closing bid prices during the 22 trading days prior to the first closing date, up to a maximum price of $.80 per share (the "Class A Warrant Exercise Price"), to purchase that number of shares of Common Stock equal to 15% of the stated value of the Series D Preferred Stock issued at each closing, divided by the Class A Warrant Exercise Price. Based on such formula, the Company issued at the first closing Class A Warrants to purchase an aggregate of 339,623 shares of Common Stock at an exercise price of $0.6625 per share. The Class B Warrants are exercisable one year after issuance (subject to acceleration in certain events), at an exercise price of $0.80 per share (the "Class B Warrant Exercise Price"), to purchase that number of shares of Common Stock equal to 15% of the stated value of the Series E Preferred Stock and Series F Preferred Stock issued at each closing, divided by the Class B Warrant Exercise Price. Based on such formula, the Company issued at the first closing, and is obligated to issue at the second closing, Class B Warrants to purchase 140,625 shares of Common Stock at an exercise price of $0.80 per share. On July 8, 1998, the date the Company reached an agreement in principle with the Investors regarding the terms of the Private Placement, the closing price of the Common Stock was $0.5938. The Class A Warrants and the Class B Warrants (the "Warrants") each expire two years after the date of their issuance.

The Company agreed to file a registration statement under the Securities Act covering the resale of the Conversion Shares and Warrant Shares. The failure of such registration statement to be filed and declared effective within certain prescribed time periods will result in cash penalties payable by the Company to the holders of Preferred Stock. A registration statement with respect to the shares underlying the outstanding preferred stock and warrants has previously been declared effective. The Class A Investors and the Class B Investor (the "Investors") have agreed not to effect any short sales of Common Stock during the one-year period following each closing.

Two persons assisted the Company in arranging the Private Placement with the Class A Investors. As compensation for the investment by the Class A Investors in the first closing, the Company agreed to pay a cash fee equal to 6% of the gross proceeds received from the Class A Investors and to issue Class A Warrants to purchase approximately the same number of shares that may be purchased pursuant to the Class A Warrants issued to the Class A Investors. As compensation for the investment by the Class A Investors in the second closing, the Company agreed to pay a cash fee equal to 3% of the gross proceeds received from the Class A Investors and to issue Class A Warrants to purchase approximately one-half of the number of shares that may be purchased pursuant to the Class A Warrants to be issued to the Class A Investors.

THE SUMMARY OF THE PRIVATE PLACEMENT SET FORTH ABOVE IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE PURCHASE AGREEMENT AND THE OTHER DOCUMENTS EXECUTED BY THE COMPANY IN CONNECTION WITH THE PRIVATE PLACEMENT. SUCH DOCUMENTS ARE FILED (OR INCORPORATED BY REFERENCE) AS EXHIBITS TO THIS FORM 10-Q.

On November 15, 1998, the Company obtained a binding commitment for a $2.2 million private placement of securities to up to five accredited investors, including Liviakis Financial Communications, Inc. Closing is schedule to occur by November 20, 1998. The private placement contemplates the issuance by the Company of 977,778 shares of Common Stock and two-year warrants to purchase an additional 977,778 shares of Common Stock at a warrant exercise price of $2.25 per share. Exercise of the warrants is contingent upon shareholder approval to increase the Company's authorized shares. The investors agreed to a minimum of a one-year lock up on the resale of the shares. The Company has agreed to register the shares on a piggy-back basis on any registration statement which the Company may file after such time as the Company obtains shareholder approval to increase the Company's authorized shares and otherwise to register the shares for resale on or before the first anniversary of the closing date.

The offer and sale by the Company of the securities described above were, and, to the extent not yet issued, will be, made in reliance upon Section 4(2) of the Securities Act, the non-public offering exemption from the registration requirements of the Securities Act.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

An annual meeting of shareholders of the Company was held on November 13, 1998. Dr. W. B. Barker, Jeffery P. Blanchard, Matthew A. Kenny, George R. Grumbles, Dwight E. Lee and Edward A. Masi were elected as directors of the Company, each to hold office until the next annual meeting of shareholders or until his successor has been elected and qualified, subject to earlier resignation or removal. Additionally, the shareholders approved the DATA RACE, Inc. 1998 Stock Option Plan, authorized the issuance of certain securities of the Company and ratified the appointment of KPMG Peat Marwick LLP as independent accountants for the 1999 fiscal year. Although the Company received the affirmative vote of approximately 92% of the votes cast for the proposal to increase the Company's authorized shares, the Company believes that the relatively short proxy solicitation lead time hindered the Company's ability to obtain the requisite vote of holders of two-thirds of the Company's outstanding shares. The Company intends to call a special meeting of shareholders for January 1999 to consider a similar proposal.

The results of the voting at the annual meeting of the shareholders were as follows:

                                Proposal No. 1
                            (Election of Directors)

Company Nominee             For          Withheld      Non- Votes
---------------             ---          --------      ----------
Dr. W. B. Barker         13,839,187       141,023           -
Jeffery P. Blanchard     13,841,257       138,953           -
Matthew A. Kenny         13,396,557       583,653           -
George R. Grumbles       13,396,525       583,685           -
Dwight E. Lee            13,396,025       584,185           -
Edward A. Masi           13,840,025       140,185           -


                                Proposal No. 2
             (Approval of DATA RACE, Inc. 1998 Stock Option Plan)

For                   Against            Abstain           Non-Votes
5,224,933             784,020            73,809            7,897,448


                                Proposal No. 3
(Approval of amendment to the Company's Articles of Incorporation increasing the authorized number of shares of capital stock)

For                   Against            Abstain           Non-Votes
5,846,312             423,876            76,970            7,633,052


                                 Proposal No. 4
        (Authorization of issuance of certain securities of the Company)

For                   Against            Abstain           Non-Votes
5,790,657             238,541            53,564            7,897,448


                                Proposal No. 5
       (Ratification of KPMG Peat Marwick LLP as independent accountants)

For                   Against            Abstain           Non-Votes
13,868,852            60,434             50,924            -

ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) Exhibits.
---------

Exhibit                              Description
-------                              -----------

3.1 Statement of Designation, Preferences and Rights of Series D Convertible Preferred Stock.(a)
3.2 Statement of Designation, Preferences and Rights of Series E Convertible Preferred Stock.(a)
4.1 Form of Class A Stock Purchase Warrant, representing a series of warrants issuable by the Company pursuant to the Purchase Agreement dated July 24, 1998.(a)
4.2 Form of Class B Stock Purchase Warrant, representing a series of warrants issuable by the Company pursuant to the Purchase Agreement dated July 24, 1998.(a)
10.1 Rights Agreement dated as of September 15, 1997, between Data Race, Inc. and ChaseMellon Shareholders Services, L.L.P., as Rights Agent.(b)
10.2 Consulting Agreement, dated July 13, 1998, between the Company and Liviakis Financial Communications, Inc.(c)
10.3 Purchase Agreement, dated July 24, 1998, between the Company, Sovereign Partners L.P., Dominion Capital Fund, Ltd., and First Capital Group of Texas II, L.P.(a)
10.4 Registration Rights Agreement, dated July 24, 1998, between the Company, Sovereign Partners L.P., Dominion Capital Fund, Ltd., and First Capital Group of Texas II, L.P.(a)
10.5 Form of Statement of Designation, Preferences and Rights of Series F Convertible Preferred Stock.(a)
10.6 Modification Agreement, dated November 5, 1998, between the Company, Sovereign Partners L.P., Dominion Capital Fund, Ltd., and First Capital Group of Texas II, L.P.(d)
---------------

(a)  Filed as an exhibit to Form 8-K filed on August 4, 1998.
(b)  Filed as an exhibit to Form 8-A filed on October 30, 1998.
(c)  Filed as an exhibit to Form 10-K filed on September 28, 1998.
(d) Filed as an exhibit to Form S-3 Registration Statement filed on November 6, 1998.

(b)  Reports on Form 8-K.
-------------------------

A report was filed on Form 8-K on August 4, 1998, to report the Company completed the first closing of a private placement of its Series D Convertible Preferred Stock and related Common Stock Purchase Warrants for an aggregate price of $1,500,000 and its Series E Convertible Preferred Stock and related Common Stock Purchase Warrants for an aggregate price of $750,000.

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

                               Date:  November 17, 1998