Form 10-Q
period 1998-12-31
DATA RACE INC
filed 1999-02-16
CIK 890924

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q
                               QUARTERLY REPORT
    Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the Quarter Ended                            Commission File Number
   December 31, 1998                                      0-20706


                                DATA RACE, Inc.
            (Exact name of registrant as specified in its charter)


      Texas                                              74-2272363
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

On February 5, 1999, there were 17,044,235 outstanding shares of Common Stock, no par value.

                                DATA RACE, Inc.
                              INDEX TO FORM 10-Q

                                                                            Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1. Interim Condensed Financial Statements (Unaudited):

        Condensed Balance Sheets as of December 31, 1998 and June 30, 1998..  3

        Condensed Statements of Operations for the Three Months
        and Six Months Ended December 31, 1998 and 1997.....................  4

        Condensed Statements of Cash Flows for the Six Months
        Ended December 31, 1998 and 1997....................................  5

        Notes to Interim Condensed Financial Statements.....................  6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................. 11

Item 3. Quantitative and Qualitative Disclosures About Market Risk.......... 13


PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings................................................... 14

Item 2. Changes in Securities............................................... 14

Item 3. Defaults Upon Senior Securities..................................... 16

Item 4. Submission of Matters to a Vote of Security Holders................. 16

Item 5. Other Information................................................... 17

Item 6. Exhibits and Reports on Form 8-K.................................... 18

SIGNATURES.................................................................. 19
----------

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  INTERIM CONDENSED FINANCIAL STATEMENTS
-----------------------------------------------


                                DATA RACE, INC.
                           CONDENSED BALANCE SHEETS
                                   UNAUDITED



                                                                                              AS OF
                                                                       -------------------------------------------------
                                                                             DEC. 31, 1998              JUNE 30, 1998
                                                                       -----------------------    ----------------------
ASSETS

Current assets:
  Cash and cash equivalents......................................        $           3,726,374      $          1,644,294
  Accounts receivable, net.......................................                      442,056                   321,103
  Inventory......................................................                      568,333                   542,963
                                                                       -----------------------    ----------------------
    Total current assets.........................................                    4,736,763                 2,508,360

Property and equipment, net......................................                    1,302,489                 1,475,132
Other assets, net................................................                       25,389                    25,389
    Total assets.................................................        $           6,064,641      $          4,008,881
                                                                       =======================    ======================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable...............................................        $             444,828      $            346,973
  Accrued expenses...............................................                      463,634                 1,104,910
                                                                       -----------------------    ----------------------
    Total current liabilities....................................                      908,462                 1,451,883

Series D convertible preferred stock.............................                      339,966                         -

Commitments and contingencies....................................

Shareholders' equity:
  Series A convertible preferred stock...........................                            -                   224,970
  Series C convertible preferred stock...........................                            -                 1,380,001
  Series E convertible preferred stock...........................                      641,712                         -
  Common stock...................................................                   40,609,052                33,334,779
  Additional paid in capital.....................................                    4,836,495                 1,882,303
  Retained earnings (deficit)....................................                  (41,271,047)              (34,265,055)
    Total shareholders' equity...................................                    4,816,213                 2,556,998
     Total liabilities and shareholders' equity..................        $           6,064,641      $          4,008,881
                                                                       =======================    ======================


        See accompanying notes to interim condensed financial statements

                                DATA RACE, Inc.
                      CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED


                                                   Three Months Ended Dec. 31,                    Six  Months Ended Dec. 31,
                                        --------------------------------------------    -------------------------------------------
                                                     1998                   1997                   1998                   1997
                                        ---------------------    -------------------    -------------------    --------------------

Total revenue...........................      $       787,583        $     1,574,317        $     1,698,607        $      2,728,242

Cost of revenue.........................              553,666              1,179,688              1,152,862               2,184,292
                                        ---------------------    -------------------    -------------------    --------------------

   Gross profit.........................              233,917                394,629                545,745                 543,950
                                        ---------------------    -------------------    -------------------    --------------------

Operating expenses:
 Engineering and product                              584,479              1,177,660              1,179,011               2,251,079
  development...........................
 Sales and marketing....................              531,913              1,126,264              1,152,088               2,213,326
 General and administration.............            1,380,104                580,218              2,822,732               1,339,756
                                                                                            ---------------        ----------------
   Total operating expenses.............            2,496,496              2,884,142              5,153,831               5,804,161
                                        ---------------------    -------------------    -------------------    --------------------

   Operating loss.......................           (2,262,579)            (2,489,513)            (4,608,086)             (5,260,211)

                                        ---------------------    -------------------    -------------------    --------------------


Other income............................               28,748                 32,752                 56,129                  79,261
                                        ---------------------    -------------------    -------------------    --------------------

     Loss before income taxes...........           (2,233,831)            (2,456,761)            (4,551,957)             (5,180,950)


   Net loss.............................      $    (2,233,831)       $    (2,456,761)       $    (4,551,957)       $     (5,180,950)

                                        =====================    ===================    ===================    ====================

Per share data:
   Net loss.............................           (2,233,831)            (2,456,761)            (4,551,957)             (5,180,950)

   Effect of beneficial conversion
    feature of convertible preferred
    stock...............................           (1,172,488)              (107,292)            (2,454,035)               (250,523)

                                        ---------------------    -------------------    -------------------    --------------------
   Net loss applicable to common
    stock...............................           (3,406,319)            (2,564,053)            (7,005,492)             (5,431,473)

  Net basic and diluted loss per
    share applicable to common stock          $         (0.22)       $         (0.46)       $         (0.48)       $          (1.00)

                                        =====================    ===================    ===================    ====================

Weighted average shares outstanding.....           15,645,000              5,549,000             14,741,000               5,407,000
                                        ---------------------    -------------------    -------------------    --------------------


       See accompanying notes to interim condensed financial statements

                                DATA RACE, Inc.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED


                                                                                      Six Months Ended Dec. 31,
                                                                       ----------------------------------------------------
                                                                                      1998                       1997
                                                                       -------------------------     ----------------------
Cash flows from operating activities:
 Net loss........................................................        $            (4,551,957)        $       (5,180,950)
 Adjustments to reconcile net loss to net cash provided by (used
  in)   operating activities:
  Depreciation and amortization..................................                        175,503                    294,515
  Non-cash consulting fee........................................                      1,890,813                          -
  Gain on sales of property and equipment........................                              -                     (1,639)
  Changes in assets and liabilities:
  Accounts receivable............................................                       (120,953)                 1,213,254
  Inventory......................................................                        (25,370)                   175,368
  Prepaid expenses, deposits, and other assets...................                              -                     23,189
  Accounts payable...............................................                         97,855                   (373,276)
  Accrued expenses...............................................                       (641,276)                  (126,703)
  Other current liabilities......................................                              -                       (932)
                                                                       -------------------------     ----------------------
   Net cash used in operating activities.........................                     (3,175,385)                (3,977,174)
                                                                       -------------------------     ----------------------

Cash flows from investing activities:
 Purchase of property and equipment..............................                         (5,695)                   (30,909)
 Proceeds from sale of property and equipment....................                          2,835                      2,420
                                                                       -------------------------     ----------------------
   Net cash used in investing activities.........................                         (2,860)                   (28,489)
                                                                       -------------------------     ----------------------

Cash flows from financing activities:
 Net proceeds from the issuance of preferred stock...............                      2,859,346                  4,616,724
 Net proceeds from the issuance of common stock..................                      2,400,979                     85,828
                                                                       -------------------------     ----------------------
   Net cash provided by financing activities.....................                      5,260,325                  4,702,552
                                                                       -------------------------     ----------------------

Net increase (decrease) in cash and cash equivalents.............                      2,082,080                    696,889

Cash and cash equivalents at beginning of period.................                      1,644,294                  4,535,768
                                                                       -------------------------     ----------------------

Cash and cash equivalents at end of period.......................        $             3,726,374         $        5,232,657
                                                                       =========================     ======================


       See accompanying notes to interim condensed financial statements

                                DATA RACE, Inc.
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                   UNAUDITED


1)  Summary of Significant Accounting Policies
----------------------------------------------

Description of Business

DATA RACE, Inc. ("DATA RACE" or the "Company") designs, manufactures, and markets a line of communication products for remote access to the corporate environment. Its unique client/server product, the Be There! Remote Access System, gives teleworkers access to all elements of corporate communications networks, including the PBX, Intranet, and Internet. Through Be There!, remote workers send and receive e-mail, fax and phone calls simultaneously over a single phone line. The Company also designs and manufactures advanced custom modem products and network multiplexers that carry data, network, voice, and fax traffic among a company's multiple offices.

Basis of Presentation

The unaudited interim financial statements reflect all adjustments (consisting of normal recurring accruals) that in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the June 30, 1998 Annual Report and the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998. The condensed balance sheet data as of June 30, 1998 included herein has been derived from such audited financial statements. Interim period results are not necessarily indicative of the results to be expected for any future periods or the full year.

2)   Earnings Per Share
-----------------------

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. FASB Statement No. 128 supersedes APB Opinion No. 15, Earnings Per Share, and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). It replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.
Diluted loss per share approximates basic loss per share as no potential common shares are to be included in the computation when a loss from continuing operations available to common shareholders exists. The Company had approximately 1,585,000 and 1,475,000 options outstanding as of December 31, 1998 and 1997 respectively. The Company had 1,000 shares of Series D Convertible Preferred Stock and 750 shares of Series E Convertible Participating Preferred

Stock outstanding as of December 31, 1998. The Company had 705 shares of Series A Convertible Preferred Stock and 5,000 shares of Series C Convertible Participating Preferred Stock outstanding as of December 31, 1997. The Company had warrants to purchase 713,089 shares of common stock at $.06625, 140,625 shares of common stock at $0.80, 933,334 shares of common stock at $2.25, 25,274 shares of common stock at $16.375 and 53,977 shares of common stock at $6.435 outstanding at December 31, 1998. The Company had warrants to purchase 45,800 shares of common stock at $16.375 and 139,861 shares of common stock at $6.435 outstanding at December 31, 1997. No Series D or Series E Convertible Preferred Stock and related warrants were outstanding as of December 31, 1997. All previously reported per share amounts have been restated to conform to the new presentation.

3)  Inventory
-------------

Inventory is valued at the lower of standard cost (approximates first-in, first-out) or market (net realizable value). Inventory consists of the following:

                                         December 31,       June 30,
                                            1998              1998
                                         ------------     ------------
                Finished goods             $  12,356        $  13,859
                Work in process              405,151          256,285
                Raw materials                150,826          272,819
                                         ------------     ------------
                Total inventory            $ 568,333        $ 542,963
                                         ============     ============

4)  Convertible Preferred Stock
------------------------------

In July 1998, the Company completed the first closing of a private placement (the "July Private Placement") of its Series D Convertible Preferred Stock ("Series D Preferred Stock") and related Common Stock Purchase Warrants ("Class A Warrants") to Sovereign Partners L.P. and Dominion Capital Fund, Ltd. (the "Class A Investors"), for an aggregate price of $1,500,000, and its Series E Convertible Preferred Stock ("Series E Preferred Stock") and related Common Stock Purchase Warrants ("Class B Warrants") to First Capital Group of Texas II, L.P. (the "Class B Investor"), an investment firm managed by the Company's Chairman of the Board, for a price of $750,000.

On December 17, 1998, the Company completed the second closing of the July Private Placement of Series D Preferred Stock and related Class A Warrants to the Class A Investors for an aggregate price of $1,000,000. On January 7, 1999, the Company issued its call to the Class B Investor and on January 22, 1999 completed the second closing of the July Private Placement of Series F Preferred Stock and related Class B Warrants for an aggregate price of $750,000. The Company has used and intends to use the proceeds for general corporate purposes, primarily for working capital to promote and further develop the Be There! remote access system product line.

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

The Series D Preferred Stock is convertible into Common Stock of the Company ("Common Stock") at the option of the holder beginning March 17, 1999 (subject to acceleration in certain events), at a conversion price equal to 80% of the trailing five-day average closing bid price of the Common Stock on the conversion date, subject to a minimum conversion price equal to the trailing 15-day average closing bid price of the Common Stock 90 days after issuance and subject to a maximum conversion price equal to the lesser of $3.00 or the trailing five-day average closing bid price of the Common Stock 90 days after issuance. The Series E Preferred Stock is convertible into Common Stock at the option of the holder beginning July 24, 1999 (subject to acceleration in certain events), at a conversion price equal to $1.00 (which represents a premium to the Common Stock closing price of $0.5938 on July 8, 1998, the date the Company reached an agreement in principle with the Investors regarding the terms of the July Private Placement). The Series F Preferred Stock is convertible into Common Stock at the option of the holder beginning on January 22, 2000 (subject to acceleration in certain events), at a conversion price of $3.4313 (representing the trailing five-day average closing bid price of the Common Stock on the date the Company issued the call notice to the Class B Investor). In each case, the number of shares of Common Stock issuable upon conversion of one share of Preferred Stock is computed by dividing the share's stated value of $1,000 by the applicable conversion price (plus any premium to the extent paid in shares).

The Class A Warrants issued at the first closing have been exercised in full. The Class A Warrants issued at the second closing are exercisable for an aggregate of 226,415 shares of Common Stock at a price of $0.6625 per share, beginning on the earlier of the effective date of the applicable registration statement or March 17, 1999 (subject to acceleration in certain events). The Class B Warrants issued at the first and second closing are exercisable for an aggregate of 281,250 shares of Common Stock at a price of $0.80 per share, one year after their respective issuance dates (subject to acceleration in certain events). These warrant exercise prices for the Class A and Class B Warrants represent a premium to the Common Stock closing price of $0.5938 on July 8, 1998, the date the Company reached an agreement in principle with the Investors regarding the terms of the July Private Placement.

As of November 18, 1998 all shares of the initial 1,500 shares of Series D Preferred Stock had been converted into 779,386 shares of Common Stock. As of February 5, 1999 none of the 1,000 shares of Series D Preferred Stock issued in the second closing had been converted. As of February 5, 1999 none of the 750 shares of Series E Preferred Stock or 750 shares of Series F Preferred Stock had been converted.

5) Restricted Common Stock
--------------------------

On November 15, 1998, the Company obtained a binding commitment for a private placement (the "November Private Placement") of its restricted common stock and common stock purchase warrants to up to five accredited investors, for an aggregate price of $2,200,000. The purchase price for one share of common stock and one warrant was $2.25. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $2.25 per share, at any time on or before the second anniversary of the closing date.

The investors included the Company's President and CEO and Liviakis Financial Communications Inc. ("LFC"). The investors other than LFC are prohibited from selling any common stock or warrants from the November Private Placement prior to the first anniversary date of the closing. LFC is prohibited from selling any common stock or warrants from the November Private Placement prior to January 1, 2000.

As of February 5, 1999, 977,778 restricted common stock shares and 977,778 restricted purchase warrants were outstanding, of which 488,889 restricted common stock shares and 488,889 restricted purchase warrants belong to LFC and 44,444 restricted common stock shares and 44,444 restricted purchase warrants belong to the Company's President and CEO. In addition as described in Note 7, the Company issued restricted common stock to LFC in connection with the extension of the LFC consulting agreement.

6) Accounting Treatment for Convertible Preferred Securities
------------------------------------------------------------

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

The calculated intrinsic value of the beneficial conversion features of the Series D and Series E Preferred Stock, the offering costs and the premium will result in non-cash charges of approximately $3,729,000 to earnings (loss) available to common shareholders in the computation of earnings (loss) per common share over the conversion period as required by the SEC guidelines. As of December 31, 1998 approximately $2,454,000 has been charged. As a result, the Company will show these non-cash charges to earnings (loss) available to common shareholders in the computation of earnings (loss) per common share over the period from July 1998 through June 1999.

The Series D Preferred Stock issued in the December 1998 second closing is presented in the accompanying balance sheet as debt to the Company because the registration statement registering the resale of Common Stock into which such Series D Preferred Stock is convertible has not been declared effective by the SEC. At such time as the registration statement is declared effective, the Series D Preferred Stock will be reclassified as equity of the Company.

7) Consulting Agreement
-----------------------

In July 1998, the Company entered into a consulting agreement with Liviakis Financial Communications Inc. ("LFC"). The Company issued shares of Common Stock pursuant to this consulting agreement and recorded a non-cash expense of approximately $1,266,000.

In November 1998, the Company extended the consulting agreement with LFC in exchange for 200,000 shares of restricted Common Stock. As a result the Company recorded a $625,000 non-cash expense in the quarter ended December 31, 1998. As part of the consulting agreement extension, LFC agreed to extend the lock-up on its portion of the original consulting agreement shares until January 1, 2000 and Prag agreed to extend the lock-up on his portion of the original consulting agreement shares until January 1, 2000, or until he is no longer an officer of the LFC, whichever comes first.

8) Subsequent Events
--------------------

On January 15, 1999, the Company held a special shareholders meeting to consider a proposal to approve an amendment to the Company's Articles of Incorporation, increasing the authorized number of shares of Common Stock. The proposal was approved.

On January 22, 1999, the Company completed the second closing of the Private Placement of Series F Preferred Stock and related Class B Warrants to the Class B Investor for an aggregate price of $750,000. See Note 4.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------


Results of Operations

Total revenue for the three months ended December 31, 1998 decreased 50% to $788,000 from $1,574,000 in the comparable period of the prior fiscal year. Revenue for the six months ended December 31, 1998 decreased 38% to $1,699,000 from $2,728,000 in the comparable period of the prior fiscal year. These decreases were primarily due to the completion during the second quarter of the prior year of substantially all shipments under existing custom modem contracts.

Gross profit margin was 30% and 32% for the three and six months ended December 31, 1998, up from 25% and 20% from the comparable periods of the prior fiscal year. The increased gross margins are primarily due to decreased manufacturing variances primarily attributable to reduced manufacturing spending and inventory obsolescence reserve adjustments consistent with the Company's current inventory levels and projected activity levels.

Engineering and product development expenses for the three and six months ended December 31, 1998 decreased 50% and 48% respectively from the comparable periods
of the prior fiscal year.   These decreases were primarily due to reductions in
outside development contracts for Be There! products and reduced development payroll for the custom modem and network multiplexer products.

Sales and marketing expenses for the three and six months ended December 31, 1998 decreased 53% and 48% respectively from the comparable periods of the prior fiscal year. These decreases were primarily due to the Company's suspension of most outside advertising.

General and administrative expenses for the three and six months ended December 31, 1998 increased 138% and 111% respectively from the comparable periods of the prior fiscal year. These increases were attributable to non-cash expenses associated with a consulting agreement, and legal expenses associated with the patent infringement lawsuit. This was offset in part by spending reductions over the six-month period, and accrual and reserve adjustments consistent with the Company's current activity levels.

Income tax benefits related to the losses for the three and six months ended December 31, 1998 were not recognized because the utilization of such benefits is not assured. As of December 31, 1998, the Company had federal tax net operating loss carryforwards of approximately $40,000,000, which expire beginning in 2009. The value of these net operating loss carryforwards is dependent on future events and complex tax code provisions, and cannot be assured or stated with certainty.

Liquidity and Capital Resources

Operating losses have had and continue to have a substantial negative effect on the Company's cash balance. At December 31, 1998, the Company had approximately $3,726,000 in cash and cash equivalents.

The Company received proceeds of approximately $2,200,000 from the issuance of the November Private Placement of restricted common stock and warrants. See
Item 2 of this report for a more complete description of the terms of the transaction. In December 1998, the Company completed the second closing of the private placement of the Series D Preferred Stock and related Class A Warrants for an aggregate price of $1,000,000. In January 1999, the Company completed the second closing of the private placement of the Series F Preferred Stock and related Class B Warrants for an aggregate price of $750,000. The Preferred Stock is redeemable under certain circumstances.

In January 1999, the Company had a hearing before the Nasdaq Listing Qualifications Panel concerning non-compliance with the net tangible asset requirement for continued listing on the Nasdaq National Market. In February 1999, the Company was notified that the Panel determined that the Company had demonstrated compliance with all requirements for continued listing and the Panel decided to continue the listing of the Company's securities on the Nasdaq National Market.

The Company's ability to sustain operations, make future capital expenditures and fund the development and marketing of new or enhanced products is highly dependent on existing cash, the ability to raise additional capital, and the ability to successfully attract a strategic partner. The timing and amount of the Company's future capital requirements can not be accurately predicted. The Company does not anticipate a return to profitability as long as its expenditures on the Be There! system remain disproportionate to attendant revenue. The Company will likely require additional financing in the future; the failure to obtain such financing when needed would have a substantial adverse effect on the Company.

Year 2000 Compliance

The Company has been evaluating and adjusting all known date-sensitive systems and equipment for the Year 2000 compliance. The assessment phase of the Year 2000 project is substantially complete. Company personnel performed virtually all of the compliance. The total estimated cost of the Year 2000 conversion is not deemed material to the Company and is being expensed as incurred.

In addition to internal Year 2000 implementation activities, the Company is in communication with certain third party suppliers, vendors and customers to determine the extent to which those companies are addressing their Year 2000 compliance problems. There can be no assurance that there will not be an adverse effect on the Company if third parties, such as suppliers, service providers or customers, do not bring their systems into compliance in a timely manner. However, management believes that ongoing communication with, assessment of, and coordination with these parties will help minimize these risks.

Although the Company anticipates minimal business disruption will occur as a result of Year 2000 issues, possible consequences include, but are not limited to, disruption of voice mail communications, purchase order processing, and other normal business activities. The Company can not be certain that unexpected Year 2000 compliance problems of its products, or its computer systems or the systems of its vendors, customers and service providers, will not materially and adversely affect the Company's business, financial condition or operating results.

To date, the Company has not established a contingency plan for possible Year 2000 issues. Where needed, the Company will establish contingency plans by June 30, 1999, based on its actual testing experience and assessment of outside risks. The cost of and the completion dates are based on management's best estimates and may be updated, as additional information becomes available.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

The Company does not believe that it is currently exposed to material risks associated with market risk sensitive instruments.

                          PART II - OTHER INFORMATION

                                DATA RACE, INC.

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

NONE.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

On December 17, 1998, the Company completed the second closing of the July Private Placement of Series D Preferred Stock and related Class A Warrants to the Sovereign Partners L.P. and Dominion Capital Funds Ltd. (the "Class A Investors") for an aggregate price of $1,000,000. The Company has used and intends to use the proceeds for general corporate purposes, primarily for working capital to promote and further develop the Be There! remote access system product line.

The Series D Preferred Stock has a stated value of $1,000 per share; bears an 8% premium payable upon conversion or redemption or in liquidation (in the case of conversion the Company may elect to pay such premium in Common Stock); is non-voting except in limited circumstances; ranks senior to the Common Stock in liquidation; and is redeemable at a premium at the option of the holder upon the occurrence of certain major corporate transactions and triggering events, including (i) the change of control or sale of the Company, (ii) the failure of the registration statement covering the resale of Common Stock underlying the Series D Preferred Stock to be declared effective before May 16, 1999, (iii) the failure of the registration statement to be available for the resale of shares for 30 trading days, (iv) the Company's voluntary termination of the listing of the Common Stock on the Nasdaq National Market, (v) the Company's failure to deliver Common Stock upon conversion of Series D Preferred Stock, (vi) bankruptcy filing by the Company, or (vii) the Company's failure to pay penalties resulting from a delisting of the Common Stock from the Nasdaq National Market.

The Series D Preferred Stock is convertible into Common Stock of the Company ("Common Stock") at the option of the holder beginning March 17, 1999 (subject to acceleration in certain events), at a conversion price equal to 80% of the trailing five-day average closing bid price of the Common Stock on the conversion date, subject to a minimum conversion price equal to the trailing 15-day average closing bid price of the Common Stock 90 days after issuance and subject to a maximum conversion price equal to the lesser of $3.00 or the trailing five-day average closing bid price of the Common Stock 90 days after issuance. Subject to certain limitations all Series D Preferred Stock outstanding on December 17, 20003, will convert automatically into common stock. The number of shares of Common Stock issuable upon conversion of one share of Series D Preferred Stock is computed by dividing the share's stated value of $1,000 by the applicable conversion price (plus any premium to the extent paid in shares).

If the Common Stock ceases to be listed on the Nasdaq National Market, the Company must pay the holders of the Series D Preferred Stock a cash penalty of 1% per day for up to 24 days, of the stated value of the Series D Preferred Stock outstanding. If the Company does not pay such penalty, the holders may require the Company to redeem their shares of Series D Preferred Stock.

The Class A Warrants issued at the second closing are exercisable for an aggregate of 226,415 shares of Common Stock at a price of $0.6625 per share, beginning on the earlier of the effective date of the applicable registration statement or March 17, 1999 (subject to acceleration in certain events). The warrant exercise price for the Class A Warrants represents a premium to the Common Stock closing price of $0.5938 on July 8, 1998, the date the Company reached an agreement in principle with the Investors regarding the terms of the July Private Placement.

The Company has filed a registration statement under the Securities Act covering the resale of the shares underlying the Series D Preferred Stock and Warrants. The failure of such registration statement to be declared effective by April 16, 1999 will result in cash penalties payable by the Company to the holders of Preferred Stock. The Class A Investors have agreed not to effect any short sales of Common Stock prior to December 17, 1999, and the Class B Investor has agreed not to effect any short sales of the Common Stock prior to January 22, 2000.

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


THE SUMMARY OF THE JULY PRIVATE PLACEMENT SET FORTH ABOVE IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE PURCHASE AGREEMENTS AND THE OTHER DOCUMENTS EXECUTED BY THE COMPANY IN CONNECTION WITH THE PRIVATE PLACEMENT. SUCH DOCUMENTS ARE FILED (OR INCORPORATED BY REFERENCE) AS EXHIBITS TO THIS FORM 10-Q OR THE 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998.

On November 15, 1998, the Company obtained a binding commitment for a $2.2 million private placement of securities (the "November Private Placement"). The securities were sold to five accredited investors including Liviakis Financial Communications Inc. and Dr. W. Barker. The private placement involved the issuance by the Company of 977,778 shares of Common Stock and two-year warrants to purchase additional 977,778 shares of Common Stock at a warrant price of $2.25 per share. The investors agreed to a minimum of a one-year lock-up on the resale of the shares. The Company has filed a registration statement covering the resale of the shares.

THE SUMMARY OF THE NOVEMBER PRIVATE PLACEMENT SET FORTH ABOVE IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE SUBSCRIBTION AGREEMENTS AND THE OTHER DOCUMENTS EXECUTED BY THE COMPANY IN CONNECTION WITH THE PRIVATE PLACEMENT. SUCH DOCUMENTS ARE FILED AS EXHIBITS TO THIS FORM 10-Q.

The offer and sale by the Company of the securities in the July and November Private Placements were made in reliance upon Section 4(2) of the Securities Act, the non-public offering exemption from the registration requirements of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

NONE.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

An annual meeting of shareholders of the Company was held on November 13, 1998. Dr. W. B. Barker, Jeffery P. Blanchard, Matthew A. Kenny, George R. Grumbles, Dwight E. Lee and Edward A. Masi were elected as directors of the Company, each to hold office until the next annual meeting of shareholders or until his successor has been elected and qualified, subject to earlier resignation or removal. Additionally, the shareholders approved the DATA RACE, Inc. 1998 Stock Option Plan, authorized the issuance of certain securities of the Company and ratified the appointment of KPMG LLP as independent accountants for the 1999 fiscal year. The Company did not receive the requisite vote of holders of two-thirds of the Company's outstanding shares for the proposal to increase the Company's authorized shares. The Company called a special meeting of shareholders for January 15, 1999 to consider a similar proposal to increase authorized shares. The proposal to approve an amendment to the Company's Articles of Incorporation, increasing the authorized number of shares of Common Stock, was approved at the special meeting.

The results of the voting at the annual shareholders meeting held on November 13, 1998 were as follows:

                                Proposal No. 1
                            (Election of Directors)

Company Nominee               For          Withheld       Non-Votes
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

                                Proposal No. 5
      (Ratification of KPMG LLP as independent accountants)

For                   Against                 Abstain               Non-Votes
13,868,852            60,434                  50,924                   -



ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits.
--------------

Exhibit                        Description
-------                        -----------

3.1 Articles of Amendment to the Articles of Incorporation of the Company, filed January 21, 1999. (a)
3.2 Statement of Designation, Preferences and Rights of Series F Convertible Preferred Stock. (a)
10.1 Modification Agreement, dated November 5, 1998, between the Company, Sovereign Partners L.P., Dominion Capital Fund, Ltd., and First Capital Group of Texas II, L.P. (b)
10.2 Subscription Agreements between DATA RACE, Inc. and Liviakis Financial Communications, Inc., Robert S. London, Anthony Altavilla, Timothy D. Wilson, Sr. and Dr. W. B. Barker. (c)
10.3 Amendment No. 1 to Consulting Agreement Between the Company and Liviakis Financial Communications, Inc. (c)
27.0 Financial Data Schedule.  (c)

--------------------

(a) Filed as an exhibit to Form S-3 Registration Statement filed on January 28, 1999.
(b) Filed as an exhibit to Form S-3 Registration Statement filed on November 6, 1998.
(c)  Filed herewith

 (b)  Reports on Form 8-K.
--------------------------

None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  DATA RACE, INC.

                  By:    /s/ Gregory T. Skalla
                         ---------------------
                         Gregory T. Skalla, Senior Vice President, Finance Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

                  Date:  February 12, 1999