Form 10-Q
period 1999-03-31
DATA RACE INC
filed 1999-05-17
CIK 890924

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q
                               QUARTERLY REPORT
    Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended                               Commission File Number
  March 31, 1999                                            0-20706



                                DATA RACE, INC.
             (Exact name of registrant as specified in its charter)


         Texas                                         74-2272363
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X   NO___
                                        ---


On May 13, 1999, there were 17,768,544 outstanding shares of Common Stock, no par value.

                                DATA RACE, Inc.
                              INDEX TO FORM 10-Q


                                                                           Page
                                                                         Number
                                                                         ------
PART I.  FINANCIAL INFORMATION
------------------------------
Item 1. Interim Condensed Financial Statements (Unaudited):

        Condensed Balance Sheets as of March 31, 1999 and June 30, 1998...  3

        Condensed Statements of Operations for the Three Months
        and Nine Months Ended March 31, 1999 and 1998.....................  4

        Condensed Statements of Cash Flows for the Nine Months
        Ended March 31, 1999 and 1998.....................................  5

        Notes to Interim Condensed Financial Statements...................  6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations............................... 11

Item 3. Quantitive and Qualitative Disclosure
        about Market Risk................................................. 13

PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings................................................. 14

Item 2. Changes in Securities............................................. 14

Item 3. Defaults Upon Senior Securities................................... 15

Item 4. Submission of Matters to a Vote of Security Holders............... 15

Item 5. Other Information................................................. 16

Item 6. Exhibits and Reports on Form 8-K.................................. 16

SIGNATURES................................................................ 17
----------

                         PART I. FINANCIAL INFORMATION

ITEM 1.  INTERIM CONDENSED FINANCIAL STATEMENTS
-----------------------------------------------


                                DATA RACE, Inc.
                           CONDENSED BALANCE SHEETS
                                   UNAUDITED


                                                                                             As of
                                                                         -----------------------------------------------
                                                                             March 31, 1999             June 30, 1998
                                                                         -----------------------    --------------------
ASSETS

Current assets:
    Cash and cash equivalents....................................        $           3,321,943      $          1,644,294
    Accounts receivable, net.....................................                      345,782                   321,103
    Inventory....................................................                      357,990                   542,963
                                                                         ---------------------      --------------------
        Total current assets.....................................                    4,025,715                 2,508,360

Property and equipment, net......................................                    1,235,419                 1,475,132
Other assets.....................................................                       25,389                    25,389
                                                                         ---------------------      --------------------
        Total assets.............................................        $           5,286,523      $          4,008,881
                                                                         =====================      ====================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable.............................................        $             287,448      $            346,973
    Accrued expenses.............................................                      362,734                 1,104,910
                                                                         ---------------------      --------------------
        Total current liabilities................................                      650,182                 1,451,883

Commitments and contingencies....................................

Shareholders' equity:
      Series A convertible preferred stock.......................                            -                   224,970
      Series C convertible preferred stock.......................                            -                 1,380,001
      Series D convertible preferred stock.......................                    1,020,000                         -
      Series E convertible preferred stock.......................                      725,857                         -
      Series F convertible preferred stock.......................                      570,835                         -
      Common stock...............................................                   41,253,327                33,334,779
      Additional paid in capital.................................                    5,323,945                 1,882,303
      Retained earnings (deficit)................................                  (44,257,623)              (34,265,055)
                                                                         ---------------------      --------------------
        Total shareholders' equity...............................                    4,636,341                 2,556,998
                                                                         ---------------------      --------------------
          Total liabilities and shareholders' equity.............        $           5,286,523      $          4,008,881
                                                                         =====================      ====================

       See accompanying notes to interim condensed financial statements

                                DATA RACE, Inc.
                      CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED


                                                  Three Months Ended March 31,                     Nine Months Ended March 31,
                                              --------------------------------------        ---------------------------------------
                                                     1999                   1998                   1999                   1998
                                              ---------------        ---------------        ---------------        ----------------
Total revenue...........................      $       676,313        $       710,468        $     2,374,920        $      3,438,710

Cost of revenue.........................              851,580                701,980              2,004,442               2,886,272
                                              ---------------        ---------------        ---------------        ----------------

   Gross profit/(loss)..................             (175,267)                 8,488                370,478                 552,438
                                              ---------------        ---------------        ---------------        ----------------

Operating expenses:
 Engineering and product
  development...........................              555,174                730,765              1,734,185               2,981,844
 Sales and marketing....................              562,065                932,875              1,714,153               3,146,201
 General and administration.............              665,005                506,200              3,487,737               1,845,956
                                              ---------------        ---------------        ---------------        ----------------
   Total operating expenses.............            1,782,244              2,169,840              6,936,075               7,974,001
                                              ---------------        ---------------        ---------------        ----------------

   Operating loss.......................           (1,957,511)            (2,161,352)            (6,565,597)             (7,421,563)

Other income............................               43,397                 33,370                 99,526                 112,631
                                              ---------------        ---------------        ---------------        ----------------

Loss before income taxes................           (1,914,114)            (2,127,982)            (6,466,071)             (7,308,932)

   Net loss.............................      $    (1,914,114)       $    (2,127,982)       $    (6,466,071)       $     (7,308,932)
                                              ===============        ===============        ===============        ================

Per share data:
   Net loss.............................      $    (1,914,114)       $    (2,127,982)       $    (6,466,071)       $     (7,308,932)
   Effect of beneficial conversion
    feature of convertible preferred
    stock...............................           (1,072,462)              (143,861)            (3,526,497)               (394,384)
                                              ---------------        ---------------        ---------------        ----------------
   Net loss applicable to common
    stock...............................           (2,986,576)            (2,271,843)            (9,992,568)             (7,703,316)
   Net basic and diluted loss per
    share applicable to common stock....      $         (0.17)       $         (0.38)       $         (0.64)       $          (1.38)

Weighted average shares outstanding.....           17,099,358              5,910,000             15,517,285               5,572,000
                                              ---------------        ---------------        ---------------        ----------------

       See accompanying notes to interim condensed financial statements

                                DATA RACE, Inc.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED


                                                                                     Nine Months Ended March 31,
                                                                         --------------------------------------------------
                                                                                    1999                       1998
                                                                         -----------------------         ------------------
Cash flows from operating activities:
 Net loss........................................................        $            (6,466,071)        $       (7,308,932)
 Adjustments to reconcile net loss to net cash provided by (used
 in) operating activities:
  Depreciation and amortization..................................                        248,365                    418,769
  Non-cash consulting fee........................................                      1,890,813                          -
  Gain on sales of property and equipment........................                              -                     (1,639)
  Changes in assets and liabilities:
     Accounts receivable.........................................                        (24,679)                 1,635,915
     Inventory...................................................                        184,973                    349,549
     Prepaid expenses, deposits, and other assets................                              -                     20,189
     Accounts payable............................................                        (59,525)                  (543,814)
     Accrued expenses............................................                       (742,176)                  (619,654)
                                                                         -----------------------         ------------------
      Net cash used in operating activities......................                     (4,968,300)                (6,049,617)
                                                                         -----------------------         ------------------

Cash flows from investing activities:
 Purchase of property and equipment..............................                        (11,887)                   (62,228)
 Proceeds from sale of property and equipment....................                          3,235                      2,420
                                                                         -----------------------         ------------------
   Net cash used in investing activities.........................                         (8,652)                   (59,808)
                                                                         -----------------------         ------------------

Cash flows from financing activities:
 Net proceeds from the issuance of preferred stock...............                      3,609,346                  4,614,192
 Net proceeds from the issuance of common stock..................                      3,045,255                    108,195
                                                                         -----------------------         ------------------
   Net cash provided by financing activities.....................                      6,654,601                  4,722,387
                                                                         -----------------------         ------------------

Net increase (decrease) in cash and cash equivalents.............                      1,677,649                 (1,387,038)

Cash and cash equivalents at beginning of period.................                      1,644,294                  4,535,768
                                                                         -----------------------         ------------------

Cash and cash equivalents at end of period.......................        $             3,321,943         $        3,148,730
                                                                         =======================         ==================

       See accompanying notes to interim condensed financial statements

                                DATA RACE, Inc.
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                   UNAUDITED


1)  Summary of Significant Accounting Policies
----------------------------------------------

Description of Business

DATA RACE, Inc. ("DATA RACE" or the "Company") designs, manufactures, and markets a line of communication products for remote access to the corporate environment. Its unique client/server product, the Be There! remote access system, gives teleworkers access to all elements of the corporate communications network, including the PBX, Intranet, and Internet. Through Be There!, remote workers send and receive e-mail, fax and phone calls simultaneously over a single phone line. The Company also designs and manufactures advanced custom modem products and network multiplexers that carry data, network, voice, and fax traffic among a company's multiple offices.

Basis of Presentation

The unaudited interim financial statements reflect all adjustments (consisting of normal recurring accruals) that in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 1998, and the Quarterly Reports on Form 10-Q for the quarters ended September 30, 1998 and December 31, 1998. The balance sheet data as of June 30, 1998 included herein have been derived from the audited financial statements included in such annual report. Interim period results are not necessarily indicative of the results to be expected for any future periods or the full year.

2)   Earnings Per Share
-----------------------

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. FASB Statement No. 128 supersedes APB Opinion No. 15, Earnings Per Share, and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). It replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.
Diluted loss per share approximates basic loss per share, as no potential common shares are to be included in the computation when a loss from continuing operations available to common shareholders exists.

At March 31, 1999, the Company had stock options to purchase approximately 1,776,000 shares of common stock, 1,000 shares of Series D Convertible Preferred Stock, 750 shares of Series E Convertible Preferred Stock, 750 shares of Series F Convertible Preferred Stock, and warrants to purchase approximately 1,772,000 shares of common stock outstanding. At March 31, 1998, the Company had stock options to purchase approximately 1,375,000 shares of common stock, 175 shares of Series A Convertible Preferred Stock, 3,972 shares of Series C Convertible Participating Preferred Stock, and warrants to purchase approximately 186,000 shares outstanding.

3)  Inventory
-------------

Inventory is valued at the lower of standard cost (approximates first-in, first-out) or market. Inventory consists of the following:

                                         March 31, 1999              June 30, 1998
                                   ---------------------        --------------------
          Finished goods           $               6,370        $             13,859
          Work in process                        220,765                     256,285
          Raw materials                          130,855                     272,819
                                   ---------------------        --------------------
          Total inventory          $             357,990        $            542,963
                                   =====================        ====================

4)  Convertible Preferred Stock
-------------------------------

In July 1998, the Company completed the first closing of a private placement (the "July 1998 Private Placement") with Sovereign Partners L.P. and Dominion Capital Fund, Ltd. (the "Class A Investors") and First Capital Group of Texas II, L.P. (the "Class B Investor"). The Class A Investors purchased $1,500,000 of the Company's Series D Convertible Preferred Stock ("Series D Preferred Stock") and related Common Stock Purchase Warrants ("Class A Warrants"). The Class B Investor, an investment firm managed by the Company's Chairman of the Board, purchased $750,000 of the Company's Series E Convertible Preferred Stock ("Series E Preferred Stock") and related Common Stock Purchase Warrants ("Class B Warrants"). The investment provided for an additional second funding with each investor, as described below.

In December 1998, the Company completed the second closing with the Class A Investors from the July 1998 Private Placement. This consisted of additional Series D Preferred Stock and related Class A Warrants for an aggregate price of $1,000,000. In January 1999, the Company also completed the second closing with the Class B Investor from the July 1998 Private Placement. This consisted of Series F Preferred Stock and related Class B Warrants for an aggregate price of $750,000.

Each of the Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock (the "Preferred Stock") has a stated value of $1,000 per share; bears an 8% premium payable upon conversion or redemption or in liquidation (in the case of conversion the Company may elect to pay such premium in common stock); is non-voting except in limited circumstances; ranks senior to the common stock in liquidation; and is redeemable at a premium at the option of the holder upon the occurrence of certain major corporate transactions and triggering events. In each case, the number of shares of common stock issuable upon conversion of one share of Preferred Stock is computed by dividing the share's stated value of $1,000 by the applicable conversion price (plus any premium to the extent paid in shares). The Series D Preferred Stock contained terms which limited the conversion price to a very narrow range based upon the Company's common stock price 90 days after each closing. All of the Series D Preferred Stock issued in the first closing have been converted into approximately 779,000 shares of common stock at an average conversion price of $1.92 per share. On April 28, 1999, the second closing converted into approximately 343,000 shares of common stock at an average conversion price of $3.00 per share.

The Series E Preferred Stock will be convertible into shares of common stock at the option of the holder beginning July 24, 1999 (subject to acceleration in certain events). The conversion price of $1.00 per common stock share represents a premium to the common stock closing price of about $0.59 on July 8, 1998, the date the Company reached an agreement in principle with the investors regarding the terms of the July 1998 Private Placement. The Series F Preferred Stock will be convertible into common stock at the option of the holder beginning on January 22, 2000 (subject to acceleration in certain events). The conversion price of $3.4313 per common stock share represents the trailing five-day average closing bid price of the common stock on the date the Company issued the call notice to the Class B Investor.

5) Restricted Common Stock
--------------------------

In November 1998, the Company obtained a binding commitment for a private placement (the "November 1998 Private Placement") of its restricted common shares and common stock purchase warrants to up to five accredited investors, for an aggregate price of $2,200,000. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $2.25 per share, at any time on or before the second anniversary of the closing date. The purchase price for each Unit, consisting of one share of restricted common stock and a warrant to purchase one additional share of common stock, was $2.25. A total of 977,778 Units were purchased, of which 488,889 Units were purchased by Liviakis Financial Communications Inc. ("LFC") and 44,444 Units were purchased by the Company's President and CEO.

The investors are prohibited from selling any common stock or warrants from the November 1998 Private Placement prior to the first anniversary date of the closing. The LFC consulting agreement places additional restrictions on LFC selling any common stock or warrants prior to January 1, 2000. (See Note 8)

In accordance with the consulting agreement, the Company also issued 23,333 Units as a finders fee in conjunction with the November 1998 Private Placement. LFC received 11,667 of these Units and Robert P. Prag, an officer of LFC, received 11,666 Units.

6) Warrants
-----------

The Company has outstanding warrants, issued in connection with its January 1997 private placement of Series A Convertible Preferred Stock, to purchase approximately 25,000 shares of common stock. These warrants, are exercisable until January 2000 at an exercise price of $16.38 per common share.

The Company also has outstanding warrants, issued in connection with its November 1997 private placement of Series C Convertible Preferred Stock, to purchases approximately 54,000 shares of common stock. These warrants, are exercisable until November 2000 at an exercise price of $6.44 per common share.

In July 1998, at the initial funding of the Company's July 1998 Private Placement, the Company issued warrants to purchase approximately 820,000 shares of common stock at prices between $0.6625 and $0.80 per common share. These warrant exercise prices represent a premium to the common stock closing price of $0.59 on July 8, 1998, the date the Company reached an agreement in principle with the investors regarding the terms of the July 1998 Private Placement. All warrants issued to the Class A Investors, to purchase approximately 340,000 shares of common stock, have been exercised. The warrant to purchase 140,000 shares of common stock that were issued to the Class B investor are not exercisable until July 2000 (subject to acceleration in certain events). The individuals who received warrants for services as outside placement agents for the July 1998 Private Placement have exercised all but approximately 35,000 of the 340,000 aggregate number of warrants.

At the second funding in December 1998 and January 1999 of the Class A and Class B Investors from the July 1998 Private Placement, the Company issued exercise warrants to purchase approximately 539,000 additional shares of common stock at exercise prices between $0.6625 and $0.80 per share. These warrant exercise prices for the Class A and Class B Warrants represent a premium to the common stock closing price of about $0.59 on July 8, 1998, the date the Company reached an agreement in principle with the investors regarding the terms of the July 1998 Private Placement. All of these warrants are still outstanding. The warrants issued to the Class A Investors (to purchase 226,000 shares of common stock) and the warrants issued as part of the outside placement fee (to purchase an aggregate of 172,000 shares of common stock) are currently exercisable. The warrants issued to the Class B Investor (to purchase 141,000 shares of common stock, become exercisable in January 2000 (subject to acceleration in certain events).

All warrants related to the November 1998 Private Placement are still outstanding and become exercisable in November 1999.

7) Accounting Treatment for Convertible Preferred Securities
------------------------------------------------------------

The value attributed to the Warrants and the non-cash offering costs of the Series D, Series E and Series F Preferred Stock have been recognized by allocating a portion of the proceeds to additional paid-in-capital. The beneficial conversion feature of the Series E Preferred Stock has not been allocated a portion of the offering proceeds, rather, the beneficial conversion feature will be accreted into additional paid-in-capital over the one year holding period. The beneficial conversion feature is calculated, at the date of issuance, as the difference between the conversion price and the fair value of the common stock into which the security is convertible at the date the transaction closed. The computation is made using the conversion terms most beneficial to the investor, regardless of the actual discount applied upon conversion. The value of the Warrants is calculated using a Black-Scholes model and may or may not correspond to a market value.

The calculated intrinsic value of the beneficial conversion features of the Series D, Series E and Series F Preferred Stock, the offering costs and the premium will result in non-cash charges of approximately $4,035,000 to earnings
(loss) available to common shareholders in the computation of earnings (loss) per common share over the conversion period as required by the SEC guidelines. As of March 31, 1999 approximately $3,526,000 has been charged. As a result, the Company will show these non-cash charges to earnings (loss) available to common shareholders in the computation of earnings (loss) per common share over the period from July 1998 through January 2000.

8) Consulting Agreement
-----------------------

In July 1998, the Company entered into a consulting agreement with Liviakis Financial Communications Inc. ("LFC"). The Company issued shares of common stock pursuant to this consulting agreement and recorded a non-cash expense of approximately $1,266,000.

In November 1998, the Company extended the consulting agreement with LFC to January 1, 2000, in exchange for 200,000 shares of restricted common stock. As a result the Company recorded a $625,000 non-cash expense in the quarter ended December 31, 1998. As part of the consulting agreement extension, LFC agreed to extend the lock-up on its portion of the original consulting agreement shares until January 1, 2000 and Robert P. Prag ("Prag"), an officer of LFC, agreed to extend the lock-up on his portion of the original consulting agreement shares until January 1, 2000, or until he is no longer an officer of the LFC, whichever comes first. As of March 1999, Prag is no longer an officer of LFC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Results of Operations

Total revenue for the three months ended March 31, 1999 decreased 5% to $676,000 from $710,000 in the comparable period of the prior fiscal year. Revenue for the nine months ended March 31, 1999 decreased 31% to $2,375,000 from $3,439,000 in the comparable period of the prior fiscal year. These decreases were primarily due to the completion during the second quarter of fiscal 1998 of substantially all shipments under existing custom modem contracts and the decline in revenue from network multiplexers offset in part by increased Be There! product sales.

Gross profit margin was (26)% and 16% for the three and nine months ended March 31, 1999, compared to 1% and 16% for the comparable periods of the prior fiscal year. The decrease in the three months ended March 31, 1999 was primarily due to increased manufacturing variances attributable to reduced production volumes.

Engineering and product development expenses for the three and nine months ended March 31, 1999 decreased 24% and 42% respectively from the comparable periods of the prior fiscal year. These decreases were primarily due to reductions in development expenditures for the custom modem and network multiplexer products.

Sales and marketing expenses for the three and nine months ended March 31, 1999 decreased 39% and 46% from the comparable periods of the prior fiscal year. These decreases were primarily due to the Company's suspension of most outside advertising, and reductions in sales and marketing expenditures for the custom modem and network multiplexer products.

General and administrative expenses for the three and nine months ended March 31, 1999 increased 31% and 89% respectively from the comparable periods of the prior fiscal year. These increases were attributable to non-cash expenses associated with a consulting agreement, and legal expenses associated with a patent infringement lawsuit. This was offset in part by spending reductions over the nine-month period.

Income tax benefits related to the losses for the three and nine months ended March 31, 1999 were not recognized because the realization of such benefits is not assured. As of March 31, 1999, the Company had federal tax net operating loss carry forwards of approximately $49,000,000, which expire beginning in 2009. The Internal Revenue Code Section 382 limits net operating loss ("NOL") carryforwards when an ownership change of more than 50% percent of the value of stock in a loss corporation occurs within a three year period. During the last three years, the Company issued preferred stock which converts into common stock. Accordingly, the ability to utilize the remaining NOL may be significantly restricted.

Liquidity and Capital Resources

Operating losses have had and continue to have a substantial negative effect on the Company's cash balance. At March 31, 1999, the Company had $3,322,000 in cash and cash equivalents.

Historically, the majority of the Company's revenue was derived from shipments of custom modem and network multiplexers products. Revenue from these traditional sources has been declining in recent years and is expected to continue to decline. Revenue form shipments of custom modems has declined because the market has shifted away from custom modem products, which are the Company's area of expertise, to standardized products. Revenue from network multiplexers products has declined because of intense competition from an increasing number of competitors, nearly all of which have substantially more market presence and resources than the Company. During the last several years, the Company has been placing increasing emphasis on developing, launching and marketing the new Be There! product line. Currently, the majority of the Company's resources are being applied to the new Be There! product line, and to a lesser extent, to network multiplexer products.

The Company's strategy is to continue its focus through indirect sales partnerships and through limited direct sales efforts to establish an increasing number of large customers using the Be There! products, to develop a new generation of products that would be more attractive to prospective customers or partners, and to establish a strategic partnership with a well-established company that would enhance the Company's market presence and credibility provide financial assistance. The ability of the Company to successfully execute its strategy to increase sales is subject to numerous risks and the probability of such success cannot be assured or currently estimated. The Company's goal of returning to profitability and developing a more dependable revenue base depends on the success of the Be There! product line, which has not generated significant revenue to date. The Company does not anticipate a return to profitability as long as its expenditures on the Be There! system remain disproportionate to attendant revenue.

The Company's ability to sustain operations, make future capital expenditures and fund the development and marketing of new or enhanced products is highly dependent on existing cash, the ability to raise additional capital, and the ability to successfully attract a strategic partner. The timing and amount of the Company's future capital requirements can not be accurately predicted. Assuming, continuing negative cash flows from operations at the same rate as negative cash flows in the last four fiscal quarters, the Company excepts its existing cash to last about six months. The Company will require additional financing. The failure to obtain such financing when needed to attract a strategic partner would have a substantial adverse effect on the Company.

Year 2000 Compliance

The Company has been evaluating and adjusting all known internal date-sensitive systems and equipment for the Year 2000 compliance. The assessment phase of the Year 2000 project is substantially complete. Company personnel performed virtually all of the compliance. The total estimated cost of the Year 2000 conversion is not deemed material to the Company and is being expensed as incurred.

In addition to internal Year 2000 implementation activities, the Company is evaluating its most significant suppliers and customers to determine the extent to which those companies are addressing their Year 2000 compliance problems. There can be no assurance that there will not be an adverse effect on the Company if third parties, such as suppliers or service providers, do not bring their systems into compliance in a timely manner. However, management believes that ongoing communication with, assessment of, and coordination with these parties will help minimize these risks.

Although the Company anticipates minimal business disruption will occur as a result of Year 2000 issues, possible consequences include, but are not limited to, inability of Company product's to properly manage and manipulate data in the year 2000, inability of the Company to deliver product to the customer, disruption of voice mail communications, purchase order processing, and other normal business activities.

To date, the Company has not established a contingency plan for possible Year 2000 issues. Where needed, the Company will establish contingency plans based on its actual testing experience and assessment of outside risks.

The cost and the completion dates of the Company's Year 2000 assessments and compliance program are based on management's best estimates and may be updated, as additional information becomes available. Consequently, there is no guarantee that all material elements will be Year 2000 ready in time.



Disclosure Regarding Forward Looking Statements

Except for the historical information, this report contains various "forward-looking statements" which represent the Company's expectations or beliefs concerning future events, including expectations regarding the rate of use of existing cash and regarding the success of the Company's strategy to increase sales and return to profitability. The Company cautions that these forward-looking statements involve a number of risks and uncertainties and are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include lack of adequate capital; changing market trends and market needs; uncertainty regarding the breadth of market acceptance of the teleworker products' performance; uncertainty regarding the length of the sales process; rapid or unexpected technological changes; new or increased competition from companies with greater resources than the Company; inability to resolve technical issues or overcome other development obstacles and the Company's success in developing new strategic and financial partnerships. Additional factors which qualify forward-looking statements are set forth in the Company's other SEC filings, including the Form 10-K for fiscal 1998 and its Form S-3 Registration Statement effective April 20, 1999. The Company's failure to succeed in its efforts, including its development of new strategic and financial partnerships, could have a material adverse effect on the Company's financial condition and operations.


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

                                DATA RACE, INC.

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

None.

ITEM 2.  CHANGES IN SECURITIES
------------------------------


On January 22, 1999, the Company completed the second closing of the July 1998 Private Placement of Series F Preferred Stock and related Class B Warrants with First Capital Group of Texas II, L.P. (the "Class B Investor"), an investment firm managed by the Company's Chairman of the Board, for an aggregate price of $750,000. The Company has used and intends to use the proceeds for general corporate purposes, primarily for working capital to promote and further develop the Be There! remote access system product line.

The Series F Preferred Stock has a stated value of $1,000 per share; bears an 8% premium payable upon conversion or redemption or in liquidation (in the case of conversion the Company may elect to pay such premium in common stock); is non-voting except in limited circumstances; ranks senior to the common stock in liquidation (and ranks equally with each of the other outstanding series of Preferred Stock); and is redeemable at a premium at the option of the holder upon the occurrence of certain major corporate transactions and triggering events.

The investors in the July 1998 Private Placement can require the Company to redeem their Preferred Stock for a redemption price of $1,200 per share, plus the accrued premium thereon, if any of the following happens:

     . the Company's board agrees to sell the Company or the Be There! product line to another company, or the Company's board consents to the tender offer of its shares by another company;

     . the registration statement covering the resale of the shares underlying the Preferred Stock can not be used to permit the sale of such shares;

     . the Company voluntarily terminates its listing of its Common Stock on the Nasdaq National Market;

     . the Company fails to deliver shares of Common Stock upon conversion of the Preferred Stock; or

     .  the Company files for bankruptcy.

The Series F Preferred Stock is convertible into common stock of the Company at the option of the holder beginning one year after the closing (subject to acceleration in certain events), at a conversion price equal to $3.4313.
Subject to certain limitations all Series F Preferred Stock outstanding five years after the issuance date will convert automatically into common stock at the applicable conversion price. The number of shares of common stock issuable upon conversion of one share of Series F Preferred Stock is computed by dividing the share's stated value of $1,000 by the applicable conversion price (plus any premium to the extent paid in shares).

If the common stock ceases to be listed on the Nasdaq National Market, the Company must pay the holders of the Series F Preferred Stock a cash penalty of 1% per day for up to 24 days, of the stated value of the Series F Preferred Stock outstanding. If the Company does not pay such penalty, the holders may require the Company to redeem their shares of Series F Preferred Stock.

The Class B Warrants issued at the closing are exercisable for an aggregate of 140,625 shares of common stock at a price of $0.80 per share, beginning one year after issuance (subject to acceleration in certain events). The warrant exercise price for the Class B Warrants represents a premium to the Common Stock closing price of $0.5938 on July 8,

1998, the date the Company reached an agreement in principle with the investors regarding the terms of the July 1998 Private Placement. The Class B Warrants expire two years after the issuance date.

The Company has filed a registration statement under the Securities Act covering the resale of the shares underlying the Series F Preferred Stock and Class B Warrants. The registration statement was declared effective on April 20, 1999. The Class B Investor has agreed not to effect any short sales of the common stock prior to January 22, 2000.


THE SUMMARY OF THE JULY 1998 PRIVATE PLACEMENT SET FORTH ABOVE IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE PURCHASE AGREEMENTS AND THE OTHER DOCUMENTS EXECUTED BY THE COMPANY IN CONNECTION WITH THE PRIVATE PLACEMENT. SUCH DOCUMENTS ARE FILED AS EXHIBITS TO THIS REPORT AND INCORPORATED BY REFERENCE AS EXHIBITS TO THE FORM 10-QS FOR THE QUARTERS ENDED SEPTEMBER 30, 1998 AND DECEMBER 31, 1998.

In November 1998, the Company obtained a binding commitment for a $2.2 million investment in the November 1998 Private Placement. The securities were sold to five accredited investors including Liviakis Financial Communications Inc. ("LFC") and Dr. W. B. Barker. The private placement involved the issuance by the Company of 977,778 shares of common stock and two-year warrants to purchase 977,778 additional shares of common stock at a warrant price of $2.25 per share. The investors agreed to a minimum of a one-year lock-up on the resale of the shares. The investors other than Dr. Barker were introduced to the Company by LFC. Pursuant to its consulting agreement with LFC, the Company issued approximately 11,666 shares of common stock and warrants for 11,666 shares of common stock, on the same terms as the private placement, to each of LFC and Robert Prag, an officer of LFC. The Company has filed a registration statement covering the resale of the shares, which has been declared effective.

THE SUMMARY OF THE NOVEMBER 1998 PRIVATE PLACEMENT SET FORTH ABOVE IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE SUBSCRIPTION AGREEMENTS AND THE OTHER DOCUMENTS EXECUTED BY THE COMPANY IN CONNECTION WITH THE PRIVATE PLACEMENT. SUCH DOCUMENTS ARE FILED AS EXHIBITS TO THIS REPORT AND INCORPORATED BY REFERENCE AS EXHIBITS TO THE FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1998.

The offers and sales by the Company of the securities in the July and November 1998 Private Placements were made in reliance upon Section 4(2) of the Securities Act, the non-public offering exemption from the registration requirements of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

On January 15, 1999, the Company held a special meeting of shareholders to consider a proposal to amend the Company's Articles of Incorporation, increasing the authorized number of shares of Common Stock.

The proposal was approved and the results of the voting at the special meeting of the shareholders were as follows:


                                   Proposal
                       (Amend Articles of Incorporation)


      For             Against          Abstain             Non- Votes
      ---             -------          -------             ----------
  14,427,512          318,590          33,579                   -




ITEM 5. OTHER INFORMATION
-------------------------

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)  Exhibits.
--------------

Exhibit
-------

3.1 Statement of Designation, Preferences and Rights of Series F Convertible Preferred Stock. (a)
10.1 Form of Class B Stock Purchase Warrant, representing a series of warrants issuable by the Company pursuant to the Purchase Agreement dated July 24, 1998.(b)
10.2 Subscription Agreements between DATA RACE, Inc. and Liviakis Financial Communications Inc., Robert S. London, Anthony Altavilla, Timothy D. Wilson, Sr. and Dr. W. B. Barker. (c)
27.0    Financial Data Schedule for the nine months ended March 31, 1999. (d)

____________

(a) Filed as an exhibit to Form S-3 Registration Statement filed on January 28, 1999.
(b)     Filed as an exhibit to Form 8-K on August 4, 1998.
(c)     Filed as exhibits to Form 10-Q for the quarter ended December 31, 1998.
(d)     Filed herewith.

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

                                Date: May 17, 1999