Form 10-K405
period 1999-06-30
DATA RACE INC
filed 1999-10-01
CIK 890924

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K
                                 ANNUAL REPORT
    Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended                                 Commission File Number
      June 30, 1999                                             0-20706

                                DATA RACE, Inc.
            (Exact name of registrant as specified in its charter)

         Texas                                            74-2272363
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __
                                       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           -

On September 22, 1999, the aggregate market price of the voting stock held by non-affiliates of the Company was approximately $46,554,471. (For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates.)

On September 22, 1999, there were 20,299,830 outstanding shares of Common Stock, no par value.


                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders, expected to be filed within 120 days from the Company's fiscal year-end, are incorporated by reference into Part III.

                                DATA RACE, Inc.
                               INDEX TO FORM 10-K

                                                                                   Page
                                                                                 Number
PART I.
-------
Item 1.  Business..............................................................       3

Item 2.  Properties............................................................      23

Item 3.  Legal Proceedings.....................................................      23

Item 4.  Submission of Matters to a Vote of Security Holders...................      24

PART II.
--------
Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters..      24

Item 6.  Selected Financial Data...............................................      26

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................      26

Item 8.  Financial Statements and Supplementary Data...........................      31

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure...................................      51

PART III.
---------
Item 10.  Directors and Executive Officers of the Registrant...................      52

Item 11.  Executive Compensation...............................................      52

Item 12.  Security Ownership of Certain Beneficial Owners and Management.......      52

Item 13.  Certain Relationships and Related Transactions.......................      52

PART IV
-------
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....      53

                                    PART I.
                                    -------

ITEM 1. BUSINESS
----------------

DATA RACE, Inc. ("DATA RACE" or the "Company") designs, manufactures, and markets a line of innovative communications products to meet the needs of remote workers. The Company's lead product, the Be There!(R) remote access system, provides virtual presence to the corporate environment by allowing a remote worker to connect to the corporate office over a normal dial-up telephone line and simultaneously have full access to the corporate data network, his office phone extension, and his office fax system. The Company also designs and manufactures advanced network multiplexers that carry data, voice, and fax traffic among a company's multiple offices.

Historically, the Company's revenue has come from custom modem and network multiplexer products. The Company's modem business comprised the design and manufacture of special custom modems on an OEM basis for the manufacturers of notebook computers. Today's notebook computers generally do not use such custom modems. The market for the Company's network multiplexer products has been in a state of steady decline. To develop a more reliable revenue base and a return to profitability, the Company is depending on the success of the Be There! product line.

The Company's Be There! product line is intended to capitalize on the communications requirements of the rapidly growing number of "teleworkers" who need convenient simultaneous access to all of their corporate information assets
- voice, data, and fax - when working from home or on the road. With Be There!, a user can be dialed up from home, a hotel room, or an airport lounge, reading e-mail and browsing the web. If a call comes into his normal office phone extension, an image of his office phone pops up on the screen and rings, showing Caller ID information. He can answer the phone, talk to the caller, conference in colleagues, and transfer the call, all while continuing his data work. At the same time, he can read faxes sent to his office or can send faxes. The Company refers to this set of capabilities as Telepresence(TM). If working at home, normal home phone calls can also ring through while the data session continues, without requiring a second phone line.

Since its introduction, Be There! has received numerous accolades from the trade press, including Product of the Year, Best of Show, and similar honors. The product has also received consistently positive comments from its users for its functionality and ease of use.

Despite the positive reception accorded Be There!, it has yet to achieve substantial revenue. The Company believes that its small size, lack of brand name recognition, financial results, and paucity of customer references are significant impediments to major corporations' acceptance of Be There! for mission-critical applications.

The Company seeks to capture a leadership position in the market for remote access solutions by capitalizing on its unique advanced technology, its patents and other intellectual property and on developing relationships with leading technology companies.

                               Industry Overview

The Company operates within the remote access segment of the digital communication products industry. While its network multiplexer products are in a well-established sub-segment of this market, Be There! represents a new product category. This industry has been characterized by high rates of growth and change due to the emergence of the Internet and e-commerce. As the basis for value within the global economy shifts from goods to information, global instantaneous access to all forms of information, whether by phone, fax, or data link, is transitioning from a luxury to a necessity for businesses. This need to give dispersed knowledge workers and consumers instantaneous access to all forms of information has created a multi-billion dollar remote access market.

The Enterprise Market

As the workforce shifts from production worker to knowledge worker, the need for companies to physically cluster their workers is diminishing in many industries. Allowing employees to work at home or another location remote from the corporate office offers substantial advantages to the employer, to the employee, and to society as a whole. To the employer, remote work can yield improved productivity, reduced turnover, reduced facility cost, the ability to hire from a broader national labor pool, and an economical way of complying with the mandates of legislative initiatives such as the Clean Air Act, the Americans with Disabilities Act, and the Family and Medical Leave Act. To the employee, remote work offers reduced commuting time and frustration, more family time, and the flexibility to live further from the workplace. To society, remote work can offer reduced traffic congestion and pollution.

Traditionally, companies have provided remote access services to their employees by purchasing and deploying data-only remote access hardware and software within the company. Recently, an increasing number of companies have begun to outsource their remote access capabilities to outside service companies.

The Company currently has two product lines directed at meeting the needs of the enterprise market: the Be There! remote access system and network multiplexers (see Products below). The Be There! remote access system products are intended to meet the needs of teleworkers; specifically road warriors, telecommuters, and remote call center agents. Market research firms estimate that there are approximately 30 million teleworkers in the United States in 1999, projected to grow to approximately 135 million by 2010. The Company's network multiplexer product line is targeted at companies, which need to connect their various remote or branch offices.

Road Warriors

The Company's Be There! product line addresses the needs of so-called "Road warriors," traveling professionals who require efficient, readily available, phone, data, and fax connectivity to their offices. Because road warriors are often highly compensated, any increase in their productivity is generally worth a great deal to their employers. When working from a hotel room or airport lounge, a road warrior often needs to retrieve and reply to e-mail, voice mail, and fax traffic, all within a very limited time. At other times, the road warrior may need to work collaboratively with a colleague on a document while discussing it on the phone.

The Company believes that the needs of the road warrior are uniquely met by the Be There! system. Be There! can increase a road warrior's productivity by providing simultaneous phone, fax, and data connectivity to the office. When working from a hotel room or airport lounge, a road warrior can use the Be There! system to quickly retrieve and reply to e-mail and fax traffic while simultaneously making phone calls and taking calls placed to his or her personal office phone. The Be There! system can also provide the road warrior with the ability to work collaboratively with a colleague on a document while discussing it on the phone, using only a single telephone line. In addition to productivity improvements, Be There! can yield substantial hard-dollar savings for companies as a result of reduced cellular phone costs, hotel telephone surcharges and calling card rate long-distance charges.

Telecommuters

Over the past several years, an increasing number of companies have adopted telecommuting programs, either on a trial basis or as permanent programs, due to a variety of economic, social, and legislative pressures. Studies in the last few years have shown that there are substantial economic benefits to corporations with telecommuting programs. The Gartner Group, a leading market research firm, reported that facility savings alone amount to about $6,000 per year for each teleworker. More importantly, numerous studies of telecommuting programs done in recent years have documented productivity improvements among telecommuters, typically in the range of 10% to 30%. Contributing to this improvement is the reduction in non-business discussions with colleagues and the longer hours worked after dinner or at other periods outside the traditional working day by someone whose office is in the home. Because a commute is not required, companies are able to tap into labor resources for short peak-hour periods during the day in ways that were impractical before telecommuting. The economic benefits currently outweigh the incremental costs by such a large margin that, for the foreseeable future, technology, not price, will remain one of the major selection criteria for telecommuting products, according to the Gartner Group.

There are also a variety of legislative forces behind the increases in telecommuting. The Clean Air Act of 1990 encourages cities in non-attainment zones to implement plans to reduce automobile emissions. Telecommuting is a convenient and economical method of reducing such emissions. The Family and Medical Leave Act and the Americans with Disabilities Act both require companies to offer accommodations to workers who may not be able to work daily in the corporate office, but who may be able to work from home, for all or part of a day.

In addition to the legislative and economic forces, there are significant social forces driving the increase in telecommuting. Eliminating the daily commute has clear benefits for the environment and for traffic. Telecommuting also improves workers' lifestyles as the time lost to commuting is recovered for more rewarding activities. In addition, the ability to spend the day at home with the family is attractive to many workers. For these and other reasons, studies report that telecommuting improves employee morale and reduces employee turn-over.

With Be There!, a telecommuter can use the office PBX and its many features, send or receive network faxes and check e-mail all at one time using one conventional phone line. Incoming calls to the business phone ring immediately in the home so that telecommuting is completely transparent. Four-digit extension calls transfer automatically, so even co-workers can't tell who is working from home. Be There! makes telecommuters more productive by allowing them to accomplish multiple tasks simultaneously.

Remote Call Center Workers

Call center workers are generally groups of workers that deal with customers over the telephone. Airline reservation centers are such an example, in which workers are connected by phone to the customers, and by a network to a computer database containing flight and space availability information. In certain applications, workers must also send and receive faxes. Incoming phone calls are typically routed through specialized computer systems to the next available worker. Computers allow the monitoring of individual and overall performance.

Hiring and employee scheduling are two of the most challenging and costly aspects of call center management. Many call centers operate on a 24 hour-a-day, 7 day-a-week basis, with peak call hours varying by industry, and by whether the call center is inbound, outbound or both. It is often more economical to staff the call center, at least partially, with part-time employees working from home. Such remote call center workers, often parents of young children who cannot afford to be away from home, can nevertheless work productively for a limited number of hours while their children are napping, at school, or otherwise occupied. Such part-time employees typically receive reduced benefits, making them less costly to their employers. Very substantial capital savings may also be realized as additional facilities do not need to be built to house these workers.

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

With the Be There! system, the remote call center agent can use the office PBX and ACD systems with all of their functionality. And they can simultaneously access the corporate LAN for account information, as well as process screen pops. That means remote agents can send a network fax, access the Internet, talk to a customer, and review account information all at the same time. Incoming calls ring immediately at the remote site. Furthermore, a unique feature of the Be There! system allows any calls placed to the worker's home phone to be re-routed through the call center and back to the worker. In this way, an emergency call from the school nurse, for example, will not be blocked because the worker's phone line is tied up with the connection to the call center. Be There! provides the cost-effective, comprehensive solution that allows call center agents to work from home as productively as they would in the office.

Remote Offices

Network multiplexers allow a company to electronically connect to its remote branch offices over a single or multiple communications circuits. Network multiplexers provide branch offices with needed access to electronic mail, corporate databases, the Internet, and other local and wide area network services. Many products integrate compressed voice/fax channels to these networks extending PBX and phone system services to the branch office for toll-free intra-network calling. Such a network can often pay for itself in months, based on saving from reduced inter-office telephone service costs. Some users justify the purchase of a network on the strategic necessity to access data resources, while the cost-savings in telephone and fax costs alone are generally sufficient to cover the cost of the network.

The Consumer Market

The emergence of the Internet and e-commerce has driven the rapidly growing market for remote access equipment to service consumers. Consumers can now easily, inexpensively, and nearly instantaneously communicate via e-mail with others around the globe and retrieve information. The number of products and services available on the Internet has also grown at such a rapid pace that purchasing products and services over the Internet is now a viable alternative to traditional entertainment and shopping methods. Remote access for entertainment, information and commerce is rapidly becoming a part of everyday life for an increasing number of consumers.

The remote access equipment needs of consumers have traditionally been met by the consumers' purchase of client hardware and software (i.e. modems, DSL and ISDN terminal adapters), and the Internet Service Providers (the "ISP") purchase of servers.

                                   Strategy

The Company's strategy is to provide innovative, first-to-market, high-value-added solutions. In devising product solutions, the Company typically attempts to obtain input from prospective customers throughout the development process. The Company applies substantial engineering and technical capabilities to incorporate current remote access technologies, as well as the Company's own technological innovations and advances, to the design of products intended to meet the market needs of the customer. Products are typically manufactured through a combination of outside contract manufacturing and internal final assembly/test. The Company has a small number of salespersons and relies heavily on third party sales and distribution partners.

The Company's network multiplexer products are targeted at small and medium sized businesses that wish to connect branch and headquarters offices together. Since these products are often sold as only a portion of a larger application, the products are typically sold through regional and local resellers who have established relationships with the targeted customers and knowledge of their applications. The Company's primary role is to support those resellers, while the reseller's primary role is to sell to and support the end user customers.

The Company believes that it has developed unique remote access technology for the integration of voice and data, and it has incorporated this technology into its Be There! product line. While the Company continues to invest in its network multiplexer product line, the bulk of the Company's resources are being applied to the Be There! product line.

The Company has focused its Be There! sales efforts on the enterprise market segment. Its strategy has been to maintain a small direct sales force while simultaneously developing distribution partners. The small direct sales force is intended to sell directly into large potential customers and to support the initial sales efforts of the partners. The Company's sales process relies on a four step selling cycle. First, the salesperson calls upon a sales prospect to present and demonstrate the Be There! product. In the second step, the Company installs a trial system in the corporate offices of a prospect - usually for technical evaluation. If the second step is successful, the Company will install a system in one or more operating units of the customer. In the fourth step, the Company anticipates that the number of users would then expand as the benefits were experienced first-hand within the operating groups of the large target companies.

To date, the Company has had limited success in selling Be There! to the enterprise market. The Company has successfully convinced dozens of large companies to install and evaluate a single system, typically a trial system that was loaned to the customer during the trial period. The trial periods often extended well beyond original expectations, especially where there are large opportunities for Be There! sales. The Company is pleased that, at the end of the trial, nearly half of these trial customers have then purchased at least the first system; although in a few cases, the trial system was sold at a steep discount or traded for other services (e.g. for serving as a reference account). The Company has not yet been successful in moving customers into the fourth step of the sales process, described above.

The Company believes that its strategy to generate significant sales to the enterprise market is dependent upon success in three important areas. First, the Company's sales resources are focused upon moving its early customers to rolling out the Be There! products to a large number of their employees. The Company believes that such large-scale operational reference customers are critical to overcoming the Company's lack of name recognition and credibility in convincing new prospects to buy Be There!. Second, the Company is attempting to establish one or more strategic relationships with other companies who have established name recognition and sales/distribution capabilities. The Company believes that such partnerships would help to alleviate potential customer concerns about the financial stability of the Company, and at the same time provide a credible endorsement as to the market viability of the Be There! solution. Third, in the coming quarters, the Company plans to introduce a second generation of Be There! products that it believes will be more attractive to prospective large customers and partners.

While the Company's efforts to date have been focused on the enterprise market, the Company is also evaluating how it might approach the consumer market. Management and the Board of Directors have approved a limited scope project to form OnePhoneLine.net, a new Internet Service Provider. Subscribers will be able to get their home phone calls, make phone calls, and send and receive faxes while they are on-line, all over their single normal home phone line. Based on the DATA RACE Be There!(R) product line, the service will initially be available to beta customers in the San Antonio area. Upon successful completion of the initial trial in San Antonio, the Company will consider other alternatives including rolling out service on a nationwide basis and partnering with another ISP or ISP equipment provider. The Company's market research indicates that over 90% of respondents would like to have the use of their phone while they are on-line.

                                    Products

The Company offers two product lines serving the remote access market: the Be There! remote access system and network multiplexers, which connect data, phone, and fax systems of branch offices to their headquarters. Historically, the Company received revenue from custom modem products, but due to the shift to standard PCMCIA modems the Company's custom modem product has been largely eliminated.

Be There! Remote Access System

Be There! is a remote access system which allows a worker who is away from his office to connect in over a conventional phone line and have simultaneous access to his office telephone, fax, data network, and Internet connections. The user can be dialed in from home or from a hotel room, anywhere in the world that a conventional telephone line is available. While reading and writing e-mail, synchronizing notes and calendars, and surfing the Internet, a colleague or an outside caller calls his office. An image of his office phone pops up on his screen and rings and presents the caller's caller ID, without interrupting the data connections. He answers the phone, and carries on a normal business conversation while continuing to read e-mail and do other data work. He can also send a fax to the person he is talking to (or to anyone else) and receive faxes sent to his office, while continuing to talk and use the full data capabilities. He can conference in colleagues in his office or transfer the call to colleagues by simply using the same button sequence he would use if he were in the office. He is provided Telepresence(TM) in his office - the ability to work as if he were in his office, so transparently that callers cannot tell the difference. Unlike other solutions, the telephone conversation is of such high quality that typical callers cannot tell that he is using other than his normal office phone, and is unaffected by simultaneous large data transfers on the same line. Sabratek, the largest purchaser of the Be There! remote access system accounted for 15% of the Company's total revenue.

Existing Approaches

The needs of teleworkers are currently being met by a variety of partial solutions, including computer modems and remote access servers to provide data connectivity; telephones (including cellular phones), PBX extenders, DSL, and a variety of software products and communications services providing some degree of phone access; and fax servers, fax modems, and software, as well as remote physical fax machines, to support remote fax access. Although technology is advancing rapidly, the partial solutions currently available typically require multiple phone lines or ISDN lines, which are often unavailable and are generally expensive where they are available. These solutions also generally require that the user act as systems integrator to cause all of these disparate systems and services to function in unison. Such partial solutions fail to accomplish the fundamental objective of a remote access system, namely to allow teleworkers to perform their jobs at remote locations just as effectively as they would in their offices.

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

Current Product

A Be There! system is made up of client hardware and software installed in the user's desktop or notebook computer, and a server installed at the office. These components, along with their connections, are diagrammed in Figure 1.

[DIAGRAM OF FIGURE 1]

The Be There! System Components has been replaced by the following narrative description: The diagram shows a graphic depiction of how a Be There! user connects to the Be There! server through the telephone system and shows how the Be There! server is connected to a customer's PBX or telephone or LAN or other corporate data network.

The Be There! Client contains audio amplification, a speech compression and echo cancellation Digital Signal Processor, a data compression and statistical multiplexer processor, and a V.34 modem pump. The Be There! server is a conventional PC running Windows NT and supporting DATA RACE cards which perform the same functions as the Be There! client cards.

VocalWare

VocalWare is a software-only implementation of the Be There! client. VocalWare uses the powerful new generation of Pentium processors to do the speech and data compression and multiplexing functions, uses the computer's microphone speaker and sound systems to act as a telephone and uses any industry-standard V.80-capable modem to communicate to the Be There! server. VocalWare is easy to install, use and manage. The familiar interface simulates the user's own office environment so employees spend less time learning new software and more time using VocalWare's phone, fax, e-mail and Internet capabilities to get their jobs done.

In addition to reducing the cost and complexity of deploying a Be There! system, VocalWare will allow DATA RACE to offer free trials to prospective Be There! customers. This will allow a far larger number of prospective customers to experience the ability to make phone calls while on the Internet over the same line.

The Company is also currently working on two other products for inclusion in the VocalWare family - VocalWare Turbo, and VocalWare ProPak. Both products are designed to provide the benefits of VocalWare 56k bandwidth and improved voice quality for those users whose systems do not fully meet the basic requirements of VocalWare. The Turbo product, which targets laptop computers, does this by taking the place of the sound system and by off-loading voice compression from the CPU. The ProPak product, which targets the desktop market and connects to a standard home telephone includes an industry standard modem in addition to the functions of VocalWare Turbo, and will replace the current generation of client cards. Both the Turbo and

ProPak products will help to increase the size of the PC market that can be addressed by the VocalWare product family.

Be Anywhere!(TM)

Be Anywhere! is a series of extensions to Be There! which will allow it to operate over a wide variety of media, including ISDN, cable modems, DSL, wireless, and dial-up to a local Point of Presence ("PoP") of an Internet Service Provider that provides Quality of Service ("QoS") guarantees. This system is diagrammed in Figure 2.

[DIAGRAM OF FIGURE 2]

Be Anywhere! has been replaced by the following narrative description: The diagram shows a graphic description of how a Be Anywhere user can connect to his office whether he uses a cable modem, DSL line, ISDN line, his ISP or wireless modem.

With Be Anywhere!, a user's computer is his office. When in the office, he simply connects to the office network, and works normally. When at home, he can connect to a cable modem, DSL line, ISDN line, or dial up to his ISP, click on the Be There! icon, and be connected to his office network, telephone, and fax. When in a hotel room, he places a local call to an ISP's local PoP, clicks Be There! and is in his office with no hourly charge. When in a car (or golf cart or boat), the computer connects to a wireless modem, and with a click, he is fully connected to his office.

The Company is currently developing a new generation of Be There! servers. Among other features, this new line is intended to support V.90 (so-called "56k") connections, higher port densities to support greater numbers of users per server, redundant fault-tolerant configurations, Voice over IP connections, and users connecting over Local Area Networks (LANs), DSL lines, cable modems, other vendors remote access servers, and wireless connections.

Network Multiplexers

Network multiplexers allow a company to inter-connect to its remote branch offices over single or multiple communications circuits to provide needed access to electronic mail, corporate databases, business software applications, the Internet, corporate LAN's, and phone system services. The Company's network multiplexer products primarily address the needs of small-to-medium sized businesses with multiple branch office locations. These businesses generally use multi-user access computer systems such as IBM, Hewlett Packard, and Motorola computers based on the UNIX multi-user operating system.

Through the use of an innovative modular architecture, the Company's multiplexers alleviate the need to replace a multiplexer as additional network needs arise, or new services become available. In addition to the multiplexer's powerful central processor, the system supports add-on feature modules and controller cards that provide optional features and capabilities. These add-on cards can provide additional user ports, WAN ports, LAN and voice/fax features. As new services or technologies are developed, and market needs warrant, the Company can provide existing networks an upgrade path for these new technologies. Thus, a network administrator can add increasing numbers of users, WAN circuits, and as yet undeveloped services simply by plugging the appropriate cards into the existing system. The Company refers to this concept as a Future-Proof(TM) systems architecture.

The Company's Free Speech (TM) Voice/FAX system integrates compressed voice/fax channels to these networks extending PBX and phone system services to the branch offices for toll-free intra-network calling. Such a network can often pay for itself in months, based on savings from reduced inter-office telephone service costs. Some users justify the purchase of a network based on the strategic necessity to access data resources, while the cost-savings in telephone and fax costs alone are generally sufficient to cover the cost of the network.

Today, many multiplexer networks for small- to medium-sized businesses are interconnected with 56k leased digital circuits. New services are rapidly becoming available and cost-effective. Tariffs for T1 (a digital service offering 1.544 megabits per second, equivalent to twenty-four 64k circuits) are declining rapidly in certain areas, making this medium an increasingly attractive alternative. The Company has products that support T1 services and allow companies to take advantage of attractive T1 price tariffs. DATA RACE offers a LAN bridge-router ("BRouter") product, which allows the Company's multiplexer products to operate in a wide variety of LAN applications. Frame relay service is currently a popular alternative to traditional leased circuits due to aggressive pricing and wide-spread availability, and the Company's multiplexer products support a direct frame relay connection on either T1 or standard 56/64k lines.

Effective network management is critical to minimizing downtime. The Company's multiplexer products have built-in features facilitating local and remote configuration, control, diagnostics, and upload/downloading of network configurations. All multiplexers include a built-in modem for dial-in access to local or remote multiplexers. The network management feature set was developed to ensure that the user is able to cost-effectively manage every aspect of their network using this modem and dial-up telephone lines. The network multiplexer line is evolving into a mature, declining business as customer shift to low-end routers and competitive telephone offerings.

The Company is currently developing a product, which will combine the current Mach4/8 and Mach DS products into a single line. This new network multiplexer will allow customers to customize the box to their needs and will simplify the Company's manufacturing requirements.

Custom Modems

The majority of the Company's historical revenue was derived from the design and manufacture of custom modems sold to the manufacturers of notebook computers. Over the past few years, notebook computer manufacturers have generally shifted to one of two strategies for their modems: either they have built the modem directly onto the computer motherboard or they have relied on standard commodity PC Card (PCMC1A) modems. As a result, the market for the Company's custom notebook modems has been largely eliminated, and the Company no longer derives any meaningful revenue from this market.

Recently, the Company developed a modem called Lamprey which typically derives most of its power from the phone line. The Company's strategy for Lamprey has been to attempt to form relationships with manufacturers of modem integrated circuits and of handheld computers, and to license the Lamprey technology to them. To date, the Company has not achieved any such relationships.

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

Users of the Company's products for telephone communication expect a standard of reliability closer to that for normal telephony than that for normal data communications software and other software applications. As a result, the Company's development priorities include significant testing, quality assurance, and focus on a development and planning methodology and processes.

Company-sponsored research and development expenses were $2.5 million, $3.6 million, and $4.9 million for fiscal years 1999, 1998, and 1997, respectively.

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

After the subassemblies are returned to the Company from the assembly houses, they may be loaded with the Company's latest proprietary firmware, burned in, placed in the appropriate final system assembly, tested, inspected and prepared for shipment. The Company is shifting an increasing portion of its manufacturing activities including final assembling and test to subcontractors.

                   Marketing, Sales, Distribution and Support

In order to successfully penetrate the enterprise market, the Company believes that it will need to maintain a small direct sales force while simultaneously developing distribution partners. The small direct sales force is intended to sell directly into large potential customers and to support the initial sales efforts of the partners. The Company's sales process relies on a four step selling cycle. First, the salesperson calls upon a sales prospect to present and demonstrate the Be There! product. In the second step, the Company installs a trial system in the corporate offices of a prospect - usually for technical evaluation. If the second step is successful, the Company will install a system in one or more operating units of the customer. In the fourth step, the Company anticipates that the number of users would then expand, as the benefits were experienced first-hand within the operating groups of the large target companies.

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

                                  Competition

Historically, there has been little to no other direct competition with Be There!. However, there are alternative solutions available today and other related products and services have recently been announced. Many prospective customers, especially "road warriors", can use a cell phone along with a notebook computer and modem to receive many of the benefits of Be There!. Certain PBX extender products (including those from MCK, Multitech, and TelTone) can provide some of the benefits of Be There! to teleworkers working from home. In addition, ISDN, DSL and cable modem services provide some of the benefits of Be There!, in that they can provide simultaneous voice and data without tying up the primary home phone line. In this dynamic market, new products or services are announced frequently and many of these may provide competitive solutions to the company's prospective customers. Most recent announcements that might affect the company's competitive position are for "Internet Call Waiting" services that interrupt a data connection when an incoming call is received and for Voice Over IP products that provide telephony services over an Internet or data connection. These recent announcements have come from AT&T, Lucent, Cisco, Nortel and many others. Recent announcements from these and other companies offer increasing functionality similarities with Be There! and the Company expects increasing direct competition. Most, if not all, of these companies have much greater resources than the Company.


The Company's network multiplexer products compete on the basis of supplier credibility, recommendation of the systems integrator, feature set, expandability, reliability, service and support, and price. In the network multiplexer business, the Company competes with Micom (a subsidiary of NorTel), Memotec, ACT Networks, MultiTech, and others. With its BRouter product, the Company also competes with certain products offered by Cisco, Lucent, NorTel, 3Com, and similar companies. These companies have substantially greater resources than the Company. Higher levels of spending have often permitted these competitors to release new products well in advance of the Company's, that could significantly impair the Company's competitive position in the market.

There can be no assurance that competitors will not introduce comparable or superior products incorporating more advanced technology at lower prices. See "Certain Business Risks - Competition From Companies Having Greater Resources Could Adversely Affect Us."

                             Intellectual Property

The Company's success depends in part upon its proprietary technology, including both its software programs and its hardware designs. The Company relies upon patent, copyright, trademark, and trade secret laws to protect its proprietary technology. The Company generally enters into nondisclosure agreements with persons to whom it reveals its proprietary information, such as component suppliers, subcontractors, and OEMs that the Company works with concerning future products. Although it is unusual in the industry for patents to be of substantial strategic value, the Company has ongoing programs seeking patent and other intellectual property protection for its technologies and products, and it sometimes grants licenses of its technology to other companies. There can be no assurance that the Company's present protective measures will be adequate to prevent misappropriation of its technology or independent third party development of the same or similar technology. Many foreign jurisdictions offer less protection of intellectual property rights than the United States, and there can be no assurance that the protection provided to the Company's proprietary technology by the laws of the United States or foreign jurisdictions will be sufficient to protect the Company's technology.

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

In the current market, in which voice and data communications are converging rapidly, the Company believes that the intellectual property of its "virtual presence to an office" product innovations may be of significant strategic value. Therefore, the Company protects its new ideas by regularly filing patent applications on new product concepts and implementation methods. In June 1998, the United States Patent and Trademark Office issued patent number 5,764,639 entitled "System and Method for Providing a Remote User with a Virtual Presence to an Office." The patented system and method provide remote users with the ability to work outside of the office just as if they were physically located in the corporate office. The Company also has other patents issued and pending related to the Be There! product technology. The Company is currently investigating a number of recently announced products and services from various vendors, which may infringe upon its patents. The Company intends to aggressively protect its rights under its patents. See "Certain Business Risks
- Intellectual Property Rights."

DATA RACE believes that Lucent Technologies' Virtual Telephone System and Internet Telephony Server products infringe U.S. patent number 5,764,639. Accordingly, on August 18,

1998, the Company filed a lawsuit in United States District Court in San Antonio, Texas, against Lucent Technologies, Inc., citing patent infringement and other related issues. The Company is also asking the Court to issue a preliminary injunction prohibiting Lucent from marketing and selling its Virtual Telephone system. See "Certain Business Risks - Our Patent Infringement Lawsuit Against Lucent Could Adversely Affect the Validity of Our Patents" and "Item 3. Legal Proceedings."

The Company commonly enters into licensing agreements with suppliers of components that the Company desires to incorporate into its products. The Company may choose to obtain additional licenses in the future, but believes that any necessary licenses could be obtained on terms that would not have a material adverse effect on the Company.

It is common in the computer industry for companies to assert intellectual property infringement claims against other companies. As a consequence, the Company indemnifies some OEM customers in certain respects against intellectual property claims relating to the Company's products. The Company presently is unaware of any material intellectual property claims pending against it. If an intellectual property claim were brought against the Company and one of the Company's products were found to be infringing upon the rights of others, the Company could be required to pay infringement damages, pay licensing fees, modify its products so that they are not infringing, or discontinue offering products that were found to be infringing, any of which could materially adversely affect the Company and its results of operations. In addition, the assertion of such claims against one or more of the Company's vendors could adversely affect the availability from those vendors of components used by the Company.

                                    Backlog

The Company's backlog at June 30, 1999 was not significant. The Company does not believe that its backlog as of any particular date is necessarily indicative of future sales because, as is customary in the industry, the Company often allows changes in delivery schedules or certain order cancellations without significant penalty, and because the time between order placement and shipment is short.

                                   Employees

As of June 30, 1999, the Company employed 59 employees, including 14 in manufacturing, 22 in engineering, 10 in sales, marketing and customer support, and 13 in general and administration. None of the Company's employees are represented by a labor union. The Company believes its relations with its employees are good. Competition for qualified personnel is intense, especially for talented engineers and senior marketing personnel, and the Company believes that its prospects for future growth and success will depend, in a significant part, on its ability to retain and continue to attract highly skilled and capable personnel in all areas of operations.

                             Certain Business Risks

This Report contains certain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements, which are often identified by words such as "believes",

"anticipates", "expects", "estimates", "should", "may", "will" and similar expressions, represent our expectations or beliefs concerning future events. Numerous assumptions, risks, and uncertainties, including the factors set forth below, could cause actual results to differ materially from the results discussed in the forward-looking statements.

Our Future Success Depends on the Success of Unproven Be There! Products

Our success depends almost entirely on the success of our Be There! product line. The failure of our Be There! products to achieve success would likely have a material adverse effect on our business and our ability to continue operations. We are currently devoting the vast majority of our resources to the Be There! product line. The Be There! system has had very limited success and has failed to generate significant revenue since it was released in 1997. The majority of our historical revenue has come from products other than Be There! The revenue from these other products has been declining for several years and we believe the trend will continue. The market may not accept our Be There! products for a variety of reasons. Our inability to penetrate our target markets and increase Be There! sales will adversely affect our business and operations.

Our Success is Dependent on Developing a Relationship with a Strategic Partner

Our business strategy is heavily dependent on our ability to establish a strategic relationship with a partner who can enhance our market presence and credibility and who can provide needed capital. Our inability to develop a strategic relationship could have a material adverse effect on our business and prospects.

We Will Likely Need of Additional Capital to Sustain Operations

We may be required to suspend some or all of our operations if we cannot obtain additional capital when needed. It is possible that sources of capital, such as investors, lenders or strategic partners, may perceive our recent history of losses, current financial condition, or lack of significant Be There! product sales as too great a risk to bear. As a result, we may not be able to obtain additional capital on favorable terms, if at all. Further, if we issue equity securities, shareholders may experience additional dilution or the new equity securities may have rights and preferences senior to the common stock. Even if our sales grow, we could require additional capital to hire additional personnel and increase inventory levels. We can not predict the timing and amount of our future capital requirements.

We Have a History of Operating Losses and Expect to Have Continued Losses
We have suffered substantial recurring losses, and our Be There! products have not generated significant revenue. We may never return to profitability or generate future revenue levels sufficient to support our operations. In recent years we have funded operations from the sale of equity securities. We expect to continue to incur significant product development, sales and marketing, and administrative expenses and, as a result, will need to generate significant revenue to achieve profitability.

We Must Expand Sales and Distribution Capabilities to Increase Sales

We must expand our direct and indirect sales and marketing operations to increase market awareness of our Be There! products and increase revenue. We cannot be certain that we will be successful in these efforts and our failure to do so could adversely affect our business. Our products require a sophisticated sales effort targeted at senior management of our prospective customers. Lack of adequate capital, our current financial condition, and competition for qualified personnel all affect our ability to expand our direct sales force. These factors, as well as our credibility in the market place, also hinder our ability to increase our indirect distribution channels.

Our Business Could Suffer If We Lose our Indirect Sales Channel Partners

The loss of our relationships with independent distributors, resellers, and other marketing partners could materially adversely affect our business. Our business strategy relies heavily on marketing and sales efforts of third parties. Our existing distributors, resellers and other marketing partners are not contractually committed to purchase our products and therefore could discontinue carrying our products at any time in favor of a competitor's products or for any other reason. The loss of any of our major distributors or resellers, or a reduction in their commitment of resources to our products, would likely have an adverse effect on our business.

The Market for Our Be There! Products May Not Develop as We Anticipated

The Be There! products have not yet been and may never be widely accepted in the market. We can not be assured that we will establish a market for Be There! products or establish our credibility in that market. The market may elect to embrace alternative products or service solutions to the need for communication between the corporate headquarters and workers who are away from their headquarters. The potential market for our Be There! products may be affected by various factors, including changes in market trends and market needs and changes in technology. The actual rate of growth and size of the market may not reach expected levels. Our business will be adversely affected if the market does not develop or we are not able to penetrate it as we hope.

Rapid Technological Change Could Adversely Affect Our Business

The rapid pace of technological change may prevent us from developing and marketing new products, enhancing our existing products, or responding effectively to emerging industry standards or new product introductions by others. Our future success will be largely dependent on our ability to enhance our existing products and to develop and introduce successful new products. Rapidly changing technology, emerging industry standards, product proliferation and short product life cycles characterize the market for our products. As the technical complexity of new products increases, it may become increasingly difficult to introduce new products quickly and according to schedule. Delays in developing or shipping new or enhanced products could adversely affect our operating results.

Competition from Companies Having Greater Resources Could Adversely Affect Us

The communications industry is intensely competitive. The competitive pressures we face could materially and adversely affect our business, financial condition or operating results. Our existing and potential competitors have far more extensive financial, engineering, product development, manufacturing, and marketing resources than we have. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote much greater resources to the development, promotion, and sale of their products and services than we can. Many of these competitors have far greater brand recognition, which places the Company at a competitive disadvantage. In addition, some competitors have a lower cost structure that gives them a competitive advantage on the basis of price.

We are beginning to see a growing array of solutions for communication between the corporate headquarters and its workers elsewhere, some of which are competitive to our Be There! products. In addition, we expect new competition to arise as new technologies develop.

Our Limited Customer Base Could Adversely Affect Our Operating Business

We have a limited number of customers for our products and a loss of a key customer or a reduction or delay in orders from the customer could materially and adversely affect operating results. In addition, although we have not yet recorded significant revenue from our Be There! products, we are currently attempting to market them to large corporations, as well as to smaller businesses. If we do succeed in attracting large customers, the revenue from Be There! products could fluctuate significantly according to the purchasing cycle of those limited number of large customers. Our largest customer, Sabratek, which represents 15% of our total revenue in fiscal 1999 is experiencing financial difficulties. This could affect our collection on their accounts receivable. We do not have and may not obtain minimum product purchase commitments from our customers. Cancellation of orders by important customers could have a substantial effect on our revenue.

Our Business Could Suffer if We Lose Key Personnel or Cannot Attract Qualified Personnel

The loss of key personnel could have a material adverse effect on our business. Our success is dependent largely on the skills, experience and performance of key management, sales and technical personnel. We are especially dependent on our president and chief executive officer and other senior officers, and our Be There! products sales executives. We are also dependent on key technical personnel to introduce new products and to remain in the forefront of technological advances. All of our senior executives and other employees are employed on an "at-will" basis. We do not have any insurance on our employees other than the $1 million dollar key-man insurance policy on our president and chief executive officer. Our future success will also depend on our ability to attract highly skilled personnel. Competition for qualified personnel is intense in our industry and we may not be able to retain our key employees or attract and assimilate other qualified personnel.

The Inability to Protect Our Proprietary Technology Could Reduce Our Competitive Advantage

Intellectual property laws of the United States and foreign countries may not be adequate to protect our proprietary rights. Our patents may not be adequately well drafted, may be invalidated because the Company's success depends in part on its technological expertise and proprietary technologies, the loss of its proprietary rights could have a material adverse effect on our business. We rely on trade secret protection and, to a lesser extent, on patents and copyrights to protect our proprietary technologies. These steps may not be adequate to deter misappropriation or infringement of our proprietary technologies. Competitors may also independently develop technologies that are similar or superior to our technology. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.

Intellectual Property Disputes Could Be Costly and Disruptive and Affect the Validity of Our Patents

We may be involved in intellectual property litigation which could adversely affect our intellectual property rights, could be costly, and could divert management's attention away from the business. We believe that the communications industry is a competitive environment where intellectual property disputes are likely to arise. We may be required to bring or defend against litigation to enforce our patents, to protect our trademarks, trade secrets, and other intellectual property rights, to defend against infringement claims, to resolve disputes under technology license arrangements, and to determine the scope and validity of our proprietary rights or those of others. In addition, intellectual property disputes may be initiated against us for tactical purposes to gain competitive advantage or overcome competitive disadvantage, even if the merits of a specific dispute are doubtful. Our limited resources may limit our ability to bring or defend against intellectual property litigation. Adverse determinations in litigation, including litigation we initiate, could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties, or be prevented from manufacturing or selling our products. In addition, any litigation can be expensive and divert management resources. Any of these consequences could materially adversely affect our business, financial condition and operating results. See "Our Patent Infringement Lawsuit Against Lucent Could Adversely Affect the Validity of Our Patents" below.

Our Patent Infringement Lawsuit Against Lucent Could Adversely Affect the Validity of Our Patents

An unfavorable outcome of our lawsuit against Lucent could adversely affect the scope or validity of the patent we are seeking to enforce and could adversely affect our financial condition. The patent-in-suit encompasses the technology
embodied in the Company's Be There! product.    In August 1998 we sued Lucent
Technologies, Inc. in United States District Court in San Antonio, Texas, alleging that Lucent is infringing upon our patent entitled "System and Method for Providing a Remote User with a Virtual Presence in the Office." We may not be able to fully pursue the lawsuit or defend against possible counterclaims because of limited resources, including our cash available to pay legal fees. Our failure to prevail in a meaningful way could adversely affect our ability to obtain a competitive advantage through our patents.

Our Dependence on Third Party Suppliers Increases Potential Shipment Delays and Other Risks

Our dependence on third party suppliers could adversely affect our business, customer relationships, or operating results. We manufacture our products using components or subassemblies bought from third party suppliers. Some of these components, such as critical microchips, are available only from a single supplier. We do not have any guaranteed supply arrangements. If we could not obtain a sufficient supply of components from current sources, we could be unable to obtain alternative sources or alter product designs to use alternative components. We have experienced and may again experience supply shortages which delay product shipments. In addition, we may also be unable to control the cost, quality and reliability of the components we use to manufacture our products.

Our Dependence on Third Party Manufacturers Increases Potential Manufacturing Problems and Other Risks

Our dependence on third party manufacturers could adversely affect our business, customer relationships, or operating results. We use third party manufacturers to assist in assembling our products. Because of this reliance on third party manufacturers, we can not always exercise direct control over manufacturing quality and costs. We may also have problems with production schedules of our products because of other demands placed on the third party manufacturers.

Our Financial Condition and Operating Results Could be Adversely Affected If We Do Not Manage Inventory

Our business and financial condition could be materially adversely affected if we do not effectively manage purchasing activities in the face of uncertain revenue levels. In the past we have substantially increased our inventory levels to meet anticipated shipment requirements. Increased levels of inventory could adversely affect our liquidity or increase the risk of inventory write offs.

We Could Be Adversely Affected If Our Products Fail to Meet FCC and Other Regulatory Standards

The failure of our products to conform to the regulations established by the Federal Communications Commission or similar foreign regulatory body or to meet applicable testing requirements could adversely affect our business. The FCC and other foreign regulators regulate aspects of our products. Our products must typically be tested before they are sold. Foreign authorities often establish telecommunications standards different from those in the United States, making it difficult and more time consuming to obtain the required regulatory approvals. A significant delay in obtaining regulatory approvals could delay the introduction of our products into the market and adversely affect operating results. In addition, changes in regulations or requirements applicable to our products could affect the demand for our products or result in the need to modify products, either of which could involve substantial costs or delays in sales and adversely affect our operating results.

Loss of Our Nasdaq National Market Listing Would Impair Liquidity in the Common Stock and Adversely Affect Our Financial Condition

The delisting of our common stock from the Nasdaq National Market would have a material adverse effect on the liquidity of our common stock and on our financial condition. Our common stock may be delisted if we do not maintain (a) at least $4 million in net tangible assets and a stock price of at least $1.00, or (b) maintain a market capitalization of at least $50 million and a stock price of at least $5.00. There are also other requirements to maintain listing. Our recurring losses and volatile stock price have from time to time caused us to fail to satisfy the continued listing requirements. In January 1999, we successfully appealed a notice of non-compliance from Nasdaq that it received based on our temporary failure to satisfy the minimum net tangible asset requirement. Delisting would likely impair our ability to raise additional capital and also jeopardize secondary trading exemptions from state "blue sky" laws, further affecting liquidity of the common stock. In addition, delisting could obligate us to pay substantial monetary penalties to the holders of our outstanding preferred stock. Our failure to pay those penalties could also result in redemption of the preferred stock.

Future Sales of Shares Could Adversely Affect Our Stock Price and Impair Our Ability to Raise Capital

The sale or availability for sale of a significant number of shares of common stock in the public market could adversely affect the market price of the common stock, which is already volatile. In addition, the sale of these shares could impair our ability to raise additional equity capital. We have also previously registered for resale shares of common stock including preferred stock and warrants, which have not been sold into the public market. We may elect to reserve and issue additional shares in the future.

Our Stock Price is Highly Volatile

The market price of our common stock in the past has been highly volatile, and for the foreseeable future will likely continue to be highly volatile. This is caused in part by the relatively low aggregate market value of our publicly traded shares. Events or circumstances may cause a much greater percentage change in the market price of our shares than the market price of a company with a higher aggregate market value. There are many events or circumstances, including those highlighted in these risk factors, which could cause the market price of our stock to fluctuate. Many of those events or circumstances are outside our control. In addition, stock prices for many technology companies fluctuate widely for reasons unrelated to their business, financial condition or operating results.

Our Business May Be Adversely Affected by Class Action Litigation Due to Stock Price Volatility

The filing of securities class action litigation against companies often occurs following periods of volatility in the market price of a company's securities. We have in the past and may in the future be a target of securities litigation. Securities litigation could have a material adverse effect on our business if it is filed against us because it could result in substantial costs and a diversion of management's attention and resources. It may also adversely affect our ability to raise capital, our sales efforts, and our ability to attract a strategic partner.

Anti-Takeover Measures Could Prevent or Delay a Change in Control of Our Company

Our shareholder rights plan could have the effect of delaying, deferring, or preventing a change of control of the company and might make it difficult to replace incumbent management. In addition, provisions of our articles of incorporation may have the effect of discouraging unsolicited proposals to acquire control over us. Our board of directors can, without obtaining shareholder approval, issue shares of preferred stock having rights that could adversely affect the voting power of holders of the common stock, including the right to vote as a class on any proposed change of control.

In addition, Texas corporate laws, including the Texas Business Combination Law, could also have the effect of hindering or delaying a takeover bid for the company. These laws may inhibit takeover bids and decrease the chance of shareholders realizing a premium to the then current market price of the common stock as a result of a takeover bid. The Business Combination Law prohibits a publicly traded Texas corporation from engaging in a broad range of business combinations with a person who, together with affiliates and associates, owns or did own 20% or more of the corporation's voting stock, for a period of three years after the date of the transaction in which the person first became a 20% owner, unless the business combination is approved in a prescribed manner.

We Could be Adversely Affected by Year 2000 Problems

We are exposed to the risk that the year 2000 issue could cause system failures or miscalculations which could cause disruptions of operations, including, among other things, a temporary inability to process financial transactions or engage in similar normal business activities. We may be required to modify or replace portions of our software and hardware so that those systems will properly utilize dates beyond December 31, 1999. If necessary modifications and replacements are not made, are not completed on time, or are insufficient to prevent systems failures or other disruptions, the year 2000 issue could have a material adverse impact on our operations.

The risk for us exists primarily in the following areas:

 .    disruption of computer systems used by us to run our business including information systems, equipment and facilities;

 .    disruption of computer systems used by our suppliers, including suppliers of component parts and manufacturing services, as well as suppliers of necessary energy, telecommunications and transportation needs;

 .    potential warranty or other claims from our customers based on year 2000 problems with our products; and

 .    potential for reduced spending by other companies on our products as a result of significant information systems spending on year 2000 compliance.

In addition, the possibility of interruption exists in the event that the information systems of our suppliers, distributors, resellers and other strategic marketing partners are not year 2000 compliant. The inability of our suppliers, distributors, resellers and other strategic marketing partners to complete their year 2000 resolution process in a timely fashion could materially impact us. We can not predict the effect of non-compliance by these other parties. In addition, disruptions in the economy generally resulting from the year 2000 issues could also materially adversely impact us. We could be subject to litigation for computer systems failure. We can not estimate the amount of potential liability and lost revenue from year 2000 problems.

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

The Company believes that its existing facilities are adequate to meet current requirements, including foreseeable short-term requirements to support the growth of its Be There! remote access business.

ITEM 3.  LEGAL PROCEEDINGS
---------------------------

On August 18, 1998, the Company filed a lawsuit against Lucent Technologies, Inc. ("Lucent"). The lawsuit was filed in the United States District Court in San Antonio, Texas. In the lawsuit, the Company alleges that Lucent is infringing upon the Company's patent entitled "System and

Method for Providing a Remote User with a Virtual Presence to an Office." The patent-in-suit encompasses the technology embodied in the Company's Be There! product. The Company is seeking injunctive relief to prevent Lucent from continuing its infringing activities and is also seeking to recover damages and attorneys' fees. The Company places a high value on its intellectual property and intends to aggressively protect its patent and other property rights from infringement and other misappropriation. The Company is unable to predict the costs to be incurred in prosecuting this lawsuit or the ultimate outcome of such lawsuit. See "Business - Certain Business Risks - Our Patent Infringement Lawsuit Against Lucent Could Adversely Affect the Validity of Our Patents."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

The Company's Common Stock has been traded on the Nasdaq National Market under the symbol RACE since the Company's initial public offering on October 7, 1992. The following table sets forth, for the two most recent fiscal years ended June 30, 1998 and June 30, 1999, on a per share basis, the range of high and low last reported sale prices for the Company's Common Stock as quoted on the Nasdaq National Market. These price quotations reflect interdealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                               High      Low

     July 1, 1997 to September 30, 1997        12 3/4    6 1/2
     October 1, 1997 to December 31, 1997      9  3/8    3
     January 1, 1998 to March 31, 1998         4  1/2    1 11/16
     April 1, 1998 to June 30, 1998            2           1/2
     July 1, 1998 to September 30, 1998        2  1/2      9/16
     October 1, 1998 to December 31, 1998      4  1/2      7/8
     January 1, 1999 to March 31, 1999         9  3/8    3 3/16
     April 1, 1999 to June 30, 1999            5  11/16  3 1/4

As of September 22, 1999, the last sale price of the Company's Common Stock as reported on the Nasdaq National Market was $2.6875. As of September 22, 1999, there were 237 shareholders of record, although the Company believes that the number of beneficial owners is significantly greater.

The Company has never declared or paid cash dividends on the Common Stock. The Company presently intends to retain earnings, if any, for the operation and development of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. Any future determination as to the payment of cash dividends will depend on a number of factors, including future earnings, capital requirements, the financial condition and prospects of the Company, and any restrictions under credit agreements existing from time to time, as well as such other factors as the Board of Directors may deem relevant. There can be no assurance that the Company will pay any dividends in the future.

ITEM 6.  SELECTED FINANCIAL DATA
---------------------------------

The selected financial data presented below for, and as of the end of, each of the fiscal years in the five-year period ended June 30, 1999, are derived from the audited financial statements of DATA RACE, Inc. The selected financial data should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                                      Fiscal Years Ended June 30,
                                                                 ------------------------------------------------------------------
                                                                    1999          1998          1997          1996          1995
                                                                 ----------    ----------     ---------     ---------     ---------
                                                                                 (in thousands, except per share data)
Operating Statement Data:
Total revenue.................................................   $    2,835    $    4,507     $  19,788     $  17,232     $  30,380
Cost of revenue...............................................        2,578         3,677        14,561        13,839        21,959
                                                                 ----------    ----------     ---------     ---------     ---------
   Gross profit...............................................          257           830         5,227         3,393         8,421
                                                                 ----------    ----------     ---------     ---------     ---------
Operating expenses:
  Engineering and product development.........................        2,478         3,648         4,882         4,784         3,134
  Sales and marketing.........................................        2,168         4,006         4,156         4,081         3,540
  General and administrative..................................        4,291         2,341         2,682         3,233         1,983
                                                                 ----------    ----------     ---------     ---------     ---------
   Total operating expenses...................................        8,937         9,995        11,720        12,098         8,657
                                                                 ----------    ----------     ---------     ---------     ---------
    Operating loss............................................       (8,680)       (9,165)       (6,493)       (8,705)         (236)
                                                                 ----------    ----------     ---------     ---------     ---------
Other income, net.............................................          135           136           201           386           267
                                                                 ----------    ----------     ---------     ---------     ---------
Income (loss) before income taxes.............................       (8,545)       (9,029)       (6,292)       (8,319)           31
Income tax expense (benefit)..................................            -             -             -             -             -
                                                                 ----------    ----------     ---------     ---------     ---------
    Net income (loss).........................................   $   (8,545)   $   (9,029)    $  (6,292)    $  (8,319)    $      31
                                                                 ==========    ==========     =========     =========     =========
 Earnings (loss) per share:
  Net income (loss)...........................................   $   (8,545)   $   (9,029)    $  (6,292)    $  (8,319)    $      31
  Effect of beneficial conversion features of
   convertible preferred stock................................       (3,889)         (458)       (2,063)            -             -
                                                                 ----------    ----------     ---------     ---------     ---------

  Net income (loss) applicable to common stock................   $  (12,434)   $   (9,487)    $  (8,355)    $  (8,319)    $      31
                                                                 ==========    ==========     =========     =========     =========

  Net income (loss) per common share -basic and diluted.......   $    (0.77)   $    (1.60)    $   (1.71)    $   (1.77)    $    0.01
                                                                 ==========    ==========     =========     =========     =========
Weighted average shares outstanding...........................       16,119         5,937         4,873         4,688         4,773
                                                                 ==========    ==========     =========     =========     =========
Balance Sheet Data (at year end):
Working capital...............................................   $    7,506     $   1,056     $   4,888     $   5,644     $  13,692
Total assets..................................................        9,520         4,009         9,470        12,495        20,327
Shareholders' equity..........................................        8,716         2,557         6,863         7,956        16,164


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Results of Operations

The following table sets forth for the fiscal years indicated the percentage of total revenue represented by items reflected in the Company's statements of operations.

                                                             Percentage of Total                            Percentage
                                                           Revenue for Fiscal Years                     Increase (Decrease)
                                                                Ended June 30,                            from Prior Year
                                                -----------------------------------------------------------------------------
                                                   1999             1998              1997             1999             1998
                                                ----------       ----------         ---------       ---------        ---------
Operating Statement Data:
Total revenue..............................          100.0%           100.0%            100.0%          (37.1)%          (77.2)%
Cost of revenue............................           90.9             81.6              73.6           (29.9)           (74.7)
                                                ----------       ----------         ---------
    Gross profit...........................            9.1             18.4              26.4           (69.0)           (84.1)
                                                ----------       ----------         ---------
Operating expenses:
  Engineering and product development......           87.4             80.9              24.7           (32.1)           (25.3)
  Sales and marketing......................           76.5             88.9              21.0           (45.9)            (3.6)
  General and administrative...............          151.4             51.9              13.5            83.3            (12.7)
                                                ----------       ----------         ---------

    Total operating expenses...............          315.3            221.7              59.2           (10.6)           (14.7)
                                                ----------       ----------         ---------

Operating loss.............................         (306.2)          (203.3)            (32.8)              *                *
Other income, net..........................            4.8              3.0               1.0             0.0            (32.4)
                                                ----------       ----------         ---------

     Net loss..............................         (301.4%)         (200.3%)           (31.8%)             *                *
                                                ----------       ----------         ---------

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

Fiscal 1999 Compared to Fiscal 1998

Total revenue in fiscal 1999 decreased 37% to $2.8 million from $4.5 million in fiscal 1998. The decrease was primarily due to the completion during the second quarter of fiscal 1998 of substantially all shipments under add on custom modem contracts and the decline in revenue from network multiplexers offset in part by increased Be There! product sales.

Gross profit margin was 9% for fiscal 1999, down from 18% for fiscal 1998. The decrease was primarily due to increased manufacturing variances attributable to reduced production volumes.

Engineering and product development expenses decreased to $2.5 million in fiscal 1999 from $3.6 million in fiscal 1998. This decrease was primarily due to reductions in development expenditures for custom modem and network multiplexer products.

Sales and marketing expenses decreased during fiscal 1999 to $2.2 million from $4.0 million in fiscal 1998. These decreases were primarily due to the Company's reductions in sales and marketing expenditures for the custom modem and network multiplexer products.

General and administrative expenses increased during fiscal 1999 to $4.3 million from $2.3 million in fiscal 1998. This increase was primarily due to non-cash expenses associated with a consulting agreement and legal expenses associated with a patent infringement lawsuit. The increases were offset in part by spending reductions over the fiscal year.

Income tax benefits related to the losses for fiscal year 1999 were not recognized because the utilization of such benefits is not assured. Accordingly, a 100% valuation allowance has been recorded against the Company's deferred income tax asset. As of June 30, 1999, the Company had federal and state tax net operating loss carryforwards of approximately $46 million, which expire beginning in 2008. The value of these net operating loss carryforwards is dependent on future events and complex tax code provisions and cannot be stated with certainty.

Fiscal 1998 Compared to Fiscal 1997

Total revenue in fiscal 1998 decreased 77% to $4.5 million from $19.8 million in fiscal 1997. The decrease was primarily due to the completion during fiscal 1997 of substantially all shipments under existing major custom modem contracts and the decline in revenue from network multiplexers. Revenue from custom modem products decreased to $1.2 million in fiscal 1998 from $15.6 million in fiscal 1997. Revenue to date from the Company's Be There! products was not significant. Revenue from shipments of custom modems to NEC, the Company's largest customer in fiscal 1998 represented 15% of total fiscal 1998 revenue. The market for custom modems was in a state of transition, and the Company took steps to better align its spending related to custom modems to the expected lower revenue levels.

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

Sales and marketing expenses decreased during fiscal 1998 to $4.0 million from $4.2 million in fiscal 1997. This decrease was primarily due to the Company's suspension of most outside advertising, offset in part by sales and marketing personnel additions for the Company's Be There! remote access system.

General and administrative expenses decreased during fiscal 1998 to $2.3 million from $2.7 million in fiscal 1997. This decrease was primarily due to workforce reductions.

Income tax benefits related to the losses for fiscal year 1998 were not recognized because the utilization of such benefits is not assured. Accordingly, a 100% valuation allowance has been recorded against the Company's deferred income tax asset. As of June 30, 1998, the Company had federal and state tax net operating loss carry forwards of approximately $43 million which expire beginning in 2008. The value of these net operating loss carryforwards is dependent on future events and complex tax code provision, and cannot be stated with certainty.

Liquidity and Capital Resources

Operating losses have had and continue to have a substantial negative effect on the Company's cash balance. At June 30, 1999, the Company had approximately $7,655,000 in cash and cash equivalents, compared to $3,322,000 at March 31, 1999.

Historically, the majority of the Company's revenue was derived from shipments of custom modem and network multiplexer products. Revenue from these traditional sources has been declining in recent years and is expected to continue to decline. Revenue from shipments of custom modems has declined because the market has shifted away from custom modem products, which traditionally was the Company's area of expertise, to standardized products. Revenue from network multiplexer products has declined because of competition and a shrinking market. Currently, the majority of the Company's resources are being applied to its Be There! product line.

The Company's strategy to generate significant sales to the enterprise market is dependent upon success in three important areas. First, the Company's sales resources are focused upon moving its early customers into rolling out the Be There! products to a large number of their employees. The Company believes that such large-scale operational reference customers are critical to overcoming the Company's lack of name recognition and credibility in convincing new prospects to buy Be There!. Second, the Company is attempting to establish one or more strategic relationships with other companies who have established name recognition and sales/distribution capabilities. The Company believes that such partnerships would help to alleviate potential customer concerns about the financial stability of the Company, and at the same time provide a credible endorsement as to the market viability of the Be There! solution. While the Company has had dicussions with a small number, of potential strategic partners, all currently on going discussions are at an early stage and success cannot be assured. Third, in the coming quarters, the company plans to introduce a second generation of Be There! products that it believes will be more attractive to prospective large customers and partners. The ability of the Company to successfully execute its strategy to increase sales is subject to numerous risks and the probability of such success cannot be assured. The Company's goal of returning to profitability and developing a more dependable revenue base depends on the success of the Be There! product line, which has not generated significant revenue to date. The Company does not anticipate a return to profitability as long as its expenditures on the Be There! system remain disproportionate to attendant revenue.

In July 1998, the Company received net proceeds of $2,036,000 from the issuance of Series D and Series E Preferred Stock and Class A and Class B Warrants to purchase shares of Common Stock. In December 1998, the Company completed the second closing of the private placement of the Series D Preferred Stock and related Class A Warrants for net proceeds of $965,000. In January 1999, the Company completed the second closing of the private placement of the Series F Preferred Stock and related Class B Warrants for an aggregate price of $750,000. The Preferred Stock is redeemable under certain circumstances.

In November 1998 and January 1999, the Company received net proceeds of approximately $2,125,000 from the issuance of restricted common stock and warrants in the November Private Placement.

In June 1999, the Company received net proceeds of approximately $5,565,000 from the issuance of common stock and warrants.

The Company's ability to sustain operations, make future capital expenditures, and fund the development and marketing of new or enhanced products is highly dependent on existing cash, the ability to raise additional capital, and the ability to successfully attract a strategic partner. See "Business Risks - Our Success is Dependant on Developing a Relationship with a Strategic Partner" and "We Will Likely Need of Additional Capital to Sustain Operations". The timing and amount of the Company's future capital requirements can not be accurately predicted. If negative cash flows from operations continue in fiscal 2000 at the same rate as in fiscal 1999, the Company expects its June 30, 1999 existing cash to last about 12 to 15 months. The failure to obtain additional financing when needed and obtain a strategic partner would have a substantial adverse effect on the Company. See "Business - Certain Business Risks - We Have a History of Operating Losses and Expect to Have Continued Losses."

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

Although the Company anticipates minimal business disruption will occur as a result of Year 2000 issues, possible consequences include, but are not limited to, inability of Company's product to properly manage and manipulate data in the year 2000, inability of the Company to deliver product to the customer, and disruption of voice mail communications, purchase order processing, and other normal business activities.

To date, the Company has not established a contingency plan for possible Year 2000 issues. Where needed, the Company will establish contingency plans based on its actual testing experience and assessment of outside risks. The Company anticipates any required contingency plans to be in place by December 31, 1999.

The cost of and the completion dates of the Company's Year 2000 assessments and compliance program are based on management's best estimates and may be updated as additional information becomes available. Consequently, there is no guarantee that all material elements will be Year 2000 ready in time. See "Certain Business Risks-We Could be Adversely Affected by Year 2000 Problems".

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities," ("SFAS No. 133") as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The adoption of Statement of Financial Accounting Standards No. 133 is not expected to have a material effect on our results of operations, financial position or cash flows as we do not currently hold derivative instruments or engage in hedging activities.

Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the Risk Factors section.

As of June 30, 1999, we had short-term investments of $7.6 million. All of these short-term investments consisted of highly liquid investments with remaining maturities at the date of purchase of less than 90 days. These investments are subject to interest rate risk and could decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10% from the June 30, 1999 rates would cause the fair value of these short-term investments to change by an insignificant amount. We have the ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

At June 30, 1999 we did not own any equity investments. Therefore, we did not have any direct equity price risk.

Substantially all of our revenues are realized currently in U.S. dollars. In addition, we do not maintain significant asset or cash account balances in currencies other than the United States dollar. Therefore, we do not believe that we currently have any significant direct foreign currency exchange rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Index to Financial Statements

                                                                                        PAGE
Independent Auditors' Report..........................................................    32
Financial Statements
 Balance Sheets as of June 30, 1999 and 1998..........................................    33
 Statements of Operations for the years ended June 30, 1999, 1998 and 1997............    34
 Statements of Shareholders' Equity for the years ended June 30, 1999, 1998 and 1997..    35
 Statements of Cash Flows for the years ended June 30, 1999, 1998 and 1997............    38
 Notes to Financial Statements........................................................    39

All schedules are omitted, because they are not required, are not applicable, or the information is included in the financial statements and notes thereto.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders

DATA RACE, Inc.:

We have audited the accompanying balance sheets of Data Race, Inc. as of June 30, 1999 and 1998, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data Race, Inc. as of June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles.


                                                     KPMG LLP

San Antonio, Texas
September 22, 1999

                                DATA RACE, Inc.
                                 BALANCE SHEETS


                                                                                               As of June 30,
                                                                              ------------------------------------------
                                                                                        1999                    1998
                                                                              ------------------       -----------------
ASSETS

Current assets:
   Cash and cash equivalents.................................................   $      7,654,978         $     1,644,294
   Accounts receivable, net..................................................            283,762                 321,103
   Inventory.................................................................            218,248                 542,963
   Prepaid expenses and deposits.............................................            153,615                       -
                                                                              ------------------       -----------------
          Total current assets...............................................          8,310,603               2,508,360

Property and equipment, net..................................................          1,183,962               1,475,132
Other assets.................................................................             25,389                  25,389
                                                                              ------------------       -----------------
          Total assets.......................................................   $      9,519,954         $     4,008,881
                                                                              ==================       =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable..........................................................   $        268,365         $       346,973
   Accrued expense...........................................................            535,974               1,104,910
                                                                              ------------------       -----------------
      Total current liabilities..............................................            804,339               1,451,883

Commitments and contingencies................................................

Shareholders' equity:
  Convertible preferred stock, no par value,  2,000,000 shares authorized:
   Series A 5,000 shares issued, no shares outstanding at June 30, 1999, 175
   shares outstanding at June 30, 1998.......................................                  -                 224,970
   Series C 5,000 shares issued, no shares outstanding at June 30, 1999,
   1,681 shares outstanding at June 30,
   1998......................................................................                  -               1,380,001
   Series E (aggregate liquidation preference $810,000) 750 shares issued,
   750 shares outstanding at June 30, 1999, no shares outstanding at June
   30, 1998..................................................................            809,999                       -
   Series F (aggregate liquidation preference $776,301) 750 shares issued,
   750 shares outstanding at June 30, 1999, no shares outstanding at June
   30, 1998..................................................................            650,557                       -
Common stock, no par value, 37,500,000 shares
  authorized, 20,184,523 and 9,126,406 shares issued and outstanding at
  June 30, 1999 and 1998, respectively.......................................         46,489,610              33,334,779
Additional paid-in capital...................................................          7,464,287               1,882,303
Accumulated deficit..........................................................        (46,698,838)            (34,265,055)
                                                                              ------------------       -----------------
   Total shareholders' equity................................................          8,715,615               2,556,998
                                                                              ------------------       -----------------
      Total liabilities and shareholders' equity.............................   $      9,519,954         $     4,008,881
                                                                              ==================       =================

                 See accompanying notes to financial statements

                                DATA RACE, Inc.
                           STATEMENTS OF OPERATIONS



                                                                                Years Ended June 30,
                                                       ----------------------------------------------------------------
                                                               1999                   1998                   1997
                                                       -------------------     -----------------    -------------------
Total revenue........................................    $       2,835,016     $       4,507,461    $        19,787,764

Cost of revenue......................................            2,578,358             3,677,390             14,560,981
                                                       -------------------     -----------------    -------------------

       Gross profit..................................              256,658               830,071              5,226,783
                                                       -------------------     -----------------    -------------------
Operating expenses:
  Engineering and product development................            2,477,787             3,647,647              4,881,461
  Sales and marketing................................            2,168,035             4,006,537              4,156,149
  General and administration.........................            4,290,885             2,340,642              2,681,992
                                                       -------------------     -----------------    -------------------
       Total operating expenses......................            8,936,707             9,994,826             11,719,602
                                                       -------------------     -----------------    -------------------

       Operating loss................................           (8,680,049)           (9,164,755)            (6,492,819)
                                                       -------------------     -----------------    -------------------

Other income (expense):
  Interest income....................................              129,624               122,813                176,677
  Other, net.........................................                5,565                12,953                 24,048
                                                       -------------------     -----------------    -------------------

       Total other income............................              135,189               135,766                200,725
                                                       -------------------     -----------------    -------------------

       Net loss......................................    $      (8,544,860)    $      (9,028,989)   $        (6,292,094)
                                                       ===================     =================    ===================

Per share data:
  Net loss...........................................    $      (8,544,860)    $      (9,028,989)   $        (6,292,094)
  Effect of beneficial conversion feature of
    convertible preferred stock......................           (3,888,923)             (457,229)            (2,062,644)
                                                       -------------------     -----------------    -------------------

  Net loss applicable to common stock................    $     (12,433,783)    $      (9,486,218)   $        (8,354,738)
                                                       ===================     =================    ===================


  Net basic and diluted loss per share...............    $           (0.77)    $           (1.60)   $             (1.71)
                                                       ===================     =================    ===================


Weighted average shares outstanding..................           16,119,000             5,937,000              4,873,000
                                                       ===================     =================    ===================

                 See accompanying notes to financial statements

                                DATA RACE, Inc.
                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                     Series A Convertible          Series C Convertible          Series D Convertible
                                        Preferred Stock              Preferred Stock               Preferred  Stock
                                    -----------------------------------------------------------------------------------
                                    Shares            Amount     Shares            Amount      Shares            Amount
                                    -----------------------------------------------------------------------------------
Balances at June 30, 1996                    -       $         -          -       $         -           -   $         -
Net loss                                     -                 -          -                 -           -             -
Issuance of convertible
preferred stock, net of
offering cost of  $380,894               5,000         2,736,803          -                 -           -             -
Accretion of beneficial
conversion feature on
convertible preferred stock                  -         2,062,644          -                 -           -             -
Conversion of convertible
preferred stock to common
stock                                   (1,720)       (1,720,000)         -                 -           -             -
Exercise of stock options
and warrants                                 -                 -          -                 -           -             -
                                    -----------------------------------------------------------------------------------
Balance at June 30, 1997                 3,280         3,079,447          -                 -           -             -
Net loss                                     -                 -          -                 -           -             -
Issuance of convertible
preferred stock, net of
offering cost of $385,808                    -                 -      5,000         4,614,192           -             -
Accretion of beneficial
conversion feature on
convertible preferred stock                  -           250,523          -            84,809           -             -
Conversion of convertible
preferred stock to common
stock                                   (3,105)       (3,105,000)    (3,319)       (3,319,000)          -             -
Exercise of stock options
and warrants                                 -                 -          -                 -           -             -
Employee stock purchase plan                 -                 -          -                 -           -             -
                                    -----------------------------------------------------------------------------------
Balances at June 30, 1998                  175           224,970      1,681         1,380,001           -             -
Net loss                                     -                 -          -                 -           -             -
Issuance of convertible
preferred stock, net of
offering cost of $248,820                    -                 -          -                 -       2,500        60,688
Redemption of preferred stock             (124)         (165,653)         -                 -           -             -
Issuance of restricted common
stock and warrants, net of
offering costs of $552,475                   -                 -          -                 -           -             -
Accretion of beneficial
conversion feature on
convertible preferred stock                  -                 -          -                 -           -     2,478,655
Conversion of convertible
preferred stock to common
stock                                      (51)          (59,317)    (1,681)       (1,380,001)     (2,500)   (2,539,343)
Common stock issued for
legal and consulting services                -                 -          -                 -           -             -
Exercise of stock options
and warrants                                 -                 -          -                 -           -             -
Employee stock purchase plan                 -                 -          -                 -           -             -
                                    -----------------------------------------------------------------------------------
Balances at June 30, 1999                    -       $         -          -       $         -           -   $         -
                                    ===================================================================================

                 See accompanying notes to financial statements

                                DATA RACE, Inc.

                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                   Series E Convertible               Series F Convertible
                                      Preferred Stock                   Preferred Stock                 Common Stock
                            ---------------------------------------------------------------------------------------------
                                  Shares           Amount           Shares           Amount         Shares      Amount
                            ---------------------------------------------------------------------------------------------
Balances at June 30, 1996                   -  $             -                -  $             -   4,746,192  $24,379,642
Net loss                                    -                -                -                -           -            -
Issuance of convertible
preferred stock, net of
offering cost of $380,894                   -                -                -                -           -            -
Accretion of beneficial
conversion feature on
convertible preferred stock                 -                -                -                -           -            -
Conversion of convertible
preferred stock to common
stock                                       -                -                -                -     177,159    1,720,000
Exercise of stock options
and warrants                                -                -                -                -     214,390      581,044
                            ---------------------------------------------------------------------------------------------
Balance at June 30, 1997                    -                -                -                -   5,137,741   26,680,686
Net loss                                    -                -                -                -           -            -
Issuance of convertible
preferred stock, net of
offering cost of $385,808                   -                -                -                -           -            -
Accretion of
beneficial conversion
feature on convertible
preferred stock                             -                -                -                -           -      121,897
Conversion of convertible
preferred stock to common
stock                                       -                -                -                -   3,969,256    6,424,000
Exercise of stock options
and warrants                                -                -                -                -         337        1,517
Employee stock purchase plan                -                -                -                -      19,072      106,679
                            ---------------------------------------------------------------------------------------------
Balances at June 30, 1998                   -                -                -                -   9,126,406   33,334,779
Net loss                                    -                -                -                -           -            -
Issuance of convertible
preferred stock, net of
offering cost of $248,820                 750          473,425              750          491,113           -            -
Redemption of preferred
stock                                       -                -                -                -           -            -
Issuance of restricted
common stock and warrants,
net of offering costs of
$552,475                                    -                -                -                -   3,134,064    5,705,745
Accretion of
beneficial conversion
feature on convertible
preferred stock                             -          336,574                -          159,444           -            -
Conversion of convertible
preferred stock to common
stock                                       -                -                -                -   4,499,567    3,978,661
Common stock issued
for legal and consulting
services                                    -                -                -                -   2,325,300    2,318,938
Exercise of stock options
and warrants                                -                -                -                -   1,080,895    1,126,998
Employee stock purchase plan                -                -                -                -      18,291       24,489
                            ---------------------------------------------------------------------------------------------
Balances at June 30, 1999                 750         $809,999              750  $       650,557  20,184,523  $46,489,610
                            =============================================================================================

                 See accompanying notes to financial statements

                                DATA RACE, Inc.

                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                  Additional Paid-In Capital           Accumulated Deficit         Total Shareholders' Equity
                                ----------------------------------------------------------------------------------------------
Balances at June 30, 1996                              $        -                 ($16,424,099)                    $ 7,955,543
Net loss                                                        -                   (6,292,094)                     (6,292,094)
Issuance of convertible
preferred stock, net of
offering cost of $380,894                               1,882,303                            -                       4,619,106
Accretion of beneficial
conversion feature on
convertible preferred stock                                     -                   (2,062,644)                              -
Conversion of convertible
preferred stock to common
stock                                                           -                            -                               -
Exercise of stock options
and warrants                                                    -                            -                         581,044
                                ----------------------------------------------------------------------------------------------
Balances at June 30, 1997                               1,882,303                  (24,778,837)                      6,863,599
Net loss                                                        -                   (9,028,989)                     (9,028,989)
Issuance of convertible
preferred stock, net of
offering cost of $385,808                                       -                            -                       4,614,192
Accretion of beneficial
conversion feature on
convertible preferred stock                                     -                     (457,229)                              -
Conversion of convertible
preferred stock to common
stock                                                           -                            -                               -
Exercise of stock options
and warrants                                                    -                            -                           1,517
Employee stock purchase plan                                    -                            -                         106,679
                                ----------------------------------------------------------------------------------------------
Balances at June 30, 1998                               1,882,303                  (34,265,055)                      2,556,998
Net loss                                                        -                   (8,544,860)                     (8,544,860)
Issuance of convertible
preferred stock, net of
offering cost of $248,820                               2,725,954                            -                       3,751,180
Redemption of preferred stock                                   -                            -                        (165,653)
Issuance of restricted
common stock and warrants,
net of offering costs
of $552,475                                             1,941,780                            -                       7,647,525
Accretion of beneficial
conversion feature on
convertible
preferred stock                                           914,250                   (3,888,923)                              -
Conversion of convertible
preferred stock to common
stock                                                           -                            -                               -
Common stock issued for
legal and consulting services                                   -                            -                       2,318,938
Exercise of stock options
and warrants                                                    -                            -                       1,126,998
Employee stock purchase plan                                    -                            -                          24,489
                                ----------------------------------------------------------------------------------------------
Balances at June 30, 1999                              $7,464,287                $ (46,698,838)                    $ 8,715,615
                                ==============================================================================================

                 See accompanying notes to financial statements

                                DATA RACE, Inc.

                            STATEMENTS OF CASH FLOWS

                                                                                     Years Ended June 30,
                                                               --------------------------------------------------------------
                                                                         1999                  1998                  1997
                                                               ------------------    ------------------    ------------------
  Cash flows from operating activities:
   Net loss................................................       $     (8,544,860)      $    (9,028,989)      $    (6,292,094)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization..........................                315,346               530,667               591,091
    Non-cash consulting and legal fees.....................              2,318,938                     -                     -
    Loss on sales of property and equipment................                      -                 2,155                     -
    Changes in assets and liabilities:
     Accounts receivable...................................                 37,341             1,558,553               155,218
     Inventory.............................................                324,715               514,036             3,054,210
     Prepaid expenses, deposits and other assets...........               (153,615)               40,189                93,720
     Accounts payable......................................                (78,608)             (565,549)           (1,487,985)
     Accrued expenses......................................               (568,936)             (589,287)               40,624
     Other current liabilities.............................                      -                     -              (318,991)
     Other taxes payable...................................                      -                     -              (166,156)
                                                                ------------------    ------------------    ------------------
      Net cash used in operating activities................             (6,349,679)           (7,538,225)           (4,330,363)
                                                                ------------------    ------------------    ------------------

  Cash flows from investing activities:
   Purchase of property and equipment......................                (27,411)              (78,057)             (367,798)
   Proceeds from sale of property and equipment............                  3,235                 2,420                43,344
                                                                ------------------    ------------------    ------------------
      Net cash used in investing activities................                (24,176)              (75,637)             (324,454)
                                                                ------------------    ------------------    ------------------

  Cash flows from financing activities:
   Redemption of Series A preferred stock..................               (165,653)                    -                     -
   Net proceeds from issuance of preferred stock...........              3,751,180             4,614,192             4,619,106
   Net proceeds from issuance of common stock..............              8,799,012               108,196               581,044
                                                                ------------------    ------------------    ------------------
      Net cash provided by financing activities............             12,384,539             4,722,388             5,200,150
                                                                ------------------    ------------------    ------------------

  Net increase (decrease) in cash and cash
  equivalents..............................................              6,010,684            (2,891,474)              545,333

  Cash and cash equivalents at beginning of year...........              1,644,294             4,535,768             3,990,435
                                                                ------------------    ------------------    ------------------

  Cash and cash equivalents at end of year.................       $      7,654,978       $     1,644,294       $     4,535,768
                                                                ==================    ==================    ==================

  Supplementary Cash Flow Information:
  Interest paid............................................       $              -       $             -       $             -
  Income taxes paid........................................                      -                     -                     -



                 See accompanying notes to financial statements

                                Data Race, Inc.
                         Notes to Financial Statements

Description of Business
-----------------------

DATA RACE, Inc. ("DATA RACE" or the "Company") designs, manufactures, and markets a line of innovative communications products to meet the needs of workers remote from the corporate office to have a virtual presence in the corporate information environment. The Company's lead product, the Be There!(R) Remote Access System allows a remote worker to connect to the corporate office over a normal dial-up telephone line and simultaneously have full access to the corporate data network, his office phone extension, and his office fax system. The Company also designs and manufactures advanced network multiplexers that carry data, network, voice, and fax traffic among a company's multiple offices.

Summary of Significant Accounting Policies
------------------------------------------

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company's estimate of lower of cost or market valuation for inventory is based on the Company's best estimates of product sales prices and customer demand patterns and/or its plans to transition its product mix. However, the Company participates in a highly competitive industry that is characterized by aggressive pricing practices, downward pressures on gross margins, rapid technological advances, continual improvement in product price-performance characteristics, and price sensitivity and changing demand patterns on the part of customers. As a result of the industry's ever-changing and dynamic nature, it is at least reasonably possible that the estimates used by the Company to determine lower of cost or market for inventory amounts will be materially different from any actual amounts realized on sale. These differences could result in materially higher or lower than expected inventory costs, which could have a material effect on the Company's results of operations and financial condition in the near term.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable as shown is net of allowance for doubtful accounts of approximately $11,000 and $154,000 at June 30, 1999 and June 30, 1998,
respectively.

Inventory

Inventory is valued at the lower of cost (principally standard cost which approximates first-in, first-out) or market (net realizable value). Costs include materials, labor, overhead, and subcontract charges as applicable.

Property and Equipment

Property and equipment are stated at cost. Major renewals and betterments are charged to the property accounts while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed currently. Depreciation of property and equipment is provided at amounts calculated to amortize the cost of the assets over their useful economic lives using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

Convertible Preferred Securities

The beneficial conversion features of the Series A, C, D, E and F Convertible Preferred Stock ("Preferred Stock") have been recognized by allocating a portion of the proceeds to additional paid-in capital. The amount allocated to additional paid-in capital consists of the conversion discount on the Preferred Stock and the value attributed to the warrants. The conversion discount is calculated as of the date of issuance as the difference between the conversion price and the fair value of the common stock into which the security is convertible. Because the security provides for more than one conversion rate, the computation is made using the conversion terms most beneficial to the investor, regardless of the actual discount applied upon conversion. The value of the warrants is calculated using the Black-Scholes option pricing model and may not correspond to a market value.

The calculated intrinsic value of the beneficial conversion features of the Preferred Stock, the offering costs and the premium results in non-cash charges of approximately $6,568,000 to loss available to common shareholders in the computation of loss per common share over the conversion period July 1996 through December 1999. As a result, approximately $3,889,000, $457,000 and $2,063,000 in non-cash charges are reflected in the loss per common share for the years ended June 30, 1999, 1998 and 1997 respectively.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, and accounts payable. The book value of cash and cash equivalents, accounts receivable, and accounts payable are representative of their respective fair values due to the short-term maturity of those instruments.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Revenue Recognition

Revenue is generally recognized upon shipment of products to customers or when contractual services have been provided to customers. The Company recognizes revenue and gross profit from trial units only upon receipt of payment or receipt of a purchase order without significant contingencies.

Comprehensive Income

The Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income", in June of 1997. This statement established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted the provisions of Statement 130 during 1998. For all periods presented, no elements of comprehensive income exist other than loss from operations.

Warranty Expense

The Company generally offers one or two year warranty coverage on the majority of its products. Warranty costs are accrued and expensed when revenue is recognized based upon the Company's experience with such costs.

Research and Development

All engineering and product research and development expenditures are charged against operations as incurred. Research and development costs charged to operations aggregated approximately $2,478,000, $3,648,000 and $4,881,000 in fiscal 1999, 1998, and 1997, respectively.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired on this basis, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Earnings (Loss) Per Share

Net loss per share of common stock is presented in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Under SFAS No. 128, basic earnings/loss per share excludes dilution for potentially dilutive securities and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings/loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted earnings/loss per share when their inclusion would be antidilutive. The Company had approximately 1,690,000 and 1,495,000 options outstanding as of June 30, 1999 and 1998, respectively. The Company had 175 shares of Series A Preferred Stock outstanding as of June 30, 1998, 1,681 shares of Series C Preferred Stock outstanding as of June 30, 1998, 750 shares of Series E Preferred Stock outstanding as of June 30, 1999 and 750 shares of Series F Preferred Stock outstanding as of June 30, 1999. Also outstanding were warrants to purchase 25,274 shares of common stock at $16.375, 53,977 shares of common stock at $6.435, 1,001,109 shares of common stock at $2.25, 284,783 shares of common stock at $0.6625, 281,250 shares of common stock at $.080 and 639,888 shares of common stock at $4.02 at June 30, 1999. Warrants to purchase 25,274 shares of common stock at $16.375 and 53,977 shares of common stock at $6.435 were outstanding at June 30, 1998. No warrants were outstanding at June 30, 1997.

2) Segment Information
----------------------

In June 1997, the FASB issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information," which the Company has adopted in the current year. Statement No. 131 requires the reporting of information about operating segments determined by using the "management approach," as opposed to the "industry approach" as was previously required.

The Company defines its remote access operations into two product lines: the Be There! remote access system and network multiplexers. The Company measures Be There! and network multiplexers earnings as operating earnings, defined as operating income before general and administrative expenses and other income. The majority of the Company's business assets are allocated to Be There! The majority of revenue in the "Other" column is revenue from custom modems, which did not recur in 1999, and other miscellaneous revenue. Manufacturing variances which are attributed to reduced production volumes are charged to Other.

For the Year Ended June 30, 1999

--------------------------------------------------------------------------------
Operating Results             Be There!   Network Multiplexers   Other    Total
--------------------------------------------------------------------------------
  (in thousands)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Net revenues                  $   581          $ 2,000         $   254  $ 2,835
--------------------------------------------------------------------------------
Gross profit (loss)               152            1,120          (1,015)     257
--------------------------------------------------------------------------------
Operating earnings (loss)      (4,025)             788          (5,443)  (8,680)
--------------------------------------------------------------------------------

For the Year Ended June 30, 1998

--------------------------------------------------------------------------------
Operating Results            Be There!    Network Multiplexers   Other    Total
--------------------------------------------------------------------------------
  (in thousands)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Net revenues                  $   376          $ 2,558         $ 1,573  $ 4,507
--------------------------------------------------------------------------------
Gross profit (loss)               (50)           1,170            (290)     830
--------------------------------------------------------------------------------
Operating earnings (loss)      (5,842)             110          (3,433)  (9,165)
--------------------------------------------------------------------------------

For the Year Ended June 30, 1997

--------------------------------------------------------------------------------
Operating Results            Be There!    Network Multiplexers   Other    Total
--------------------------------------------------------------------------------
  (in thousands)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Net revenues                  $    44          $ 4,123         $15,621  $19,788
--------------------------------------------------------------------------------
Gross profit (loss)               (87)           1,976           3,338    5,227
--------------------------------------------------------------------------------
Operating earnings (loss)      (5,402)            (229)           (862)  (6,493)
--------------------------------------------------------------------------------

3) Accounts Receivable and Major Customers
--------------------------------------------

Revenue from shipments to and fees from Sabratek represented 15% of total revenue in fiscal 1999. Revenue from shipments to NEC, the Company's largest customer in fiscal 1998 and 1997, represented 15% and 46%, respectively, of total revenue.

Credit limits, ongoing credit evaluation, and account-monitoring procedures are used by the Company to minimize the risk of loss on accounts receivable. Generally, collateral is not required. Export revenues were 4%, 7%, and 3% of total revenue for 1999, 1998, and 1997, respectively.

4) Inventory
------------


Inventory consists of the following:

                                                        June 30,            June 30,
                                                          1999                1998
                                                 -----------------   -----------------
      Finished goods...........................    $        19,889     $        13,859
      Work in progress.........................             82,832             256,285
      Raw materials............................            115,527             272,819
                                                 -----------------   -----------------
      Inventory................................    $       218,248     $       542,963
                                                 =================   =================

5) Property and Equipment
-------------------------

Property and equipment consists of the following:

                                                       June 30,           June 30,         Useful
                                                         1999               1998           Lives
                                                 ----------------   ----------------   ------------
      Leasehold Improvements...................     $   1,560,385      $   1,560,385              *
      Furniture, fixtures and equipment........         2,491,887          2,535,387     2 - 5 yrs.
                                                 ----------------   ----------------
                                                        4,052,272          4,095,772
      Less accumulated depreciation............         2,868,310          2,620,640
                                                 ----------------   ----------------
      Property and Equipment...................     $   1,183,962      $   1,475,132
                                                 ================   ================

* remaining lease life, primarily 5 to 8 years.

6) Income Taxes
---------------

There was no income tax expense (benefit) for the fiscal years ended June 30, 1999, 1998, and 1997.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 1999, and 1998 are presented below:

                                                                                                       June 30,
                                                                                   ----------------------------------------------
Deferred tax assets:                                                                       1999                      1998
                                                                                   --------------------     ---------------------
   Accounts receivable due to allowances for financial reporting purposes......... $              4,441     $              75,422
   Inventory, principally due to write-down for financial reporting purposes......              395,466                   682,549
   Property and equipment, due to difference in depreciation......................              226,292                   260,500
   Accrued expenses...............................................................               62,673                   285,942
   Net operating loss carryforwards...............................................           16,338,020                12,517,863
   Alternative minimum tax credit carryforwards...................................               83,645                    83,645
   Research and experimentation credit carryforwards..............................              682,072                   539,889
   Other, net.....................................................................                7,512                    10,256
                                                                                   --------------------     ---------------------
     Total gross deferred tax assets..............................................           17,800,121                14,456,066
     Less valuation allowance.....................................................          (17,800,121)              (14,456,066)
                                                                                   --------------------     ---------------------
     Net deferred tax asset....................................................... $                  -     $                   -
                                                                                   ====================     =====================

The valuation allowance related to deferred tax assets increased by approximately $3,344,000 and $3,544,000 during the years ended June 30, 1999 and 1998, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income, management has provided a 100% valuation allowance for the Company's deferred tax assets at June 30, 1999. The amount of the deferred tax asset considered realizable, however, could fluctuate in the near term if estimates of future taxable income during the carryforward period are adjusted.

Reconciliation of the U.S. Federal statutory rate to the Company's effective tax rate for each fiscal year is as follows:

                                                             1999                 1998                 1997
                                                        ---------------      ---------------      ---------------
  U. S. Federal statutory rate........................             34.0%                34.0%                34.0%
  Increase (reduction) in income taxes resulting
   from:
  Net operating losses................................            (34.0)               (34.0)               (34.0)
                                                        ---------------      ---------------      ---------------
  Net effective tax rate..............................                -                    -                    -
                                                        ===============      ===============      ===============

At June 30, 1999, the Company had net operating loss ("NOL") carryforwards for federal and state income tax purposes of approximately $45,595,000, which expire beginning in 2008. The Company also has research and experimentation credit carryforwards for federal income tax purposes of approximately $682,000, which expire beginning in 1999, and alternative minimum tax credit carryforwards of approximately $84,000. The Internal Revenue Code section 382 limits NOL and tax credit carryforwards when an ownership change of more than fifty percent of the value of stock in a loss corporation occurs within a three year period. In fiscal 1999, 1998 and 1997 the Company issued preferred stock which coverts into common stock. Accordingly, the ability to utilize remaining NOL and tax credit carryforwards may be significantly restricted.

7)  Shareholders' Equity
------------------------

Series D Convertible Preferred Stock
------------------------------------

In July 1998, the Company completed the first closing of a private placement of its Series D Convertible Preferred Stock ("Series D Preferred Stock") and related Common Stock Purchase Warrants ("Class A Warrants") to Sovereign Partners L.P. and Dominion Capital Fund, Ltd. (the "Class A Investors"), at an aggregate price of $1,500,000. In December 1998, the Company completed the second closing of its Series D Preferred Stock and related Class A Warrants to the Class A Investors for an aggregate price of $1,000,000. The Series D Preferred Stock had a stated value of $1,000 per share; bears an 8% premium payable upon conversion or redemption or in liquidation (the Company elected to pay such premium in Common Stock); was non-voting except in limited circumstances; ranked senior to the Common Stock in liquidation; and was redeemable at a premium at the option of the holder upon the occurrence of certain major corporate transactions and triggering events.

The Series D Preferred Stock was convertible into Common Stock of the Company at the option of each holder beginning 90 days after the issuance date, at a conversion price equal to 80% of the trailing five-day average closing bid price of the Common Stock on the conversion date, subject to a minimum conversion price equal to the trailing 15-day average closing bid price of the Common Stock 90 days after issuance and subject to a maximum conversion price equal to the lesser of $3.00 or the trailing five-day average closing bid price of the Common Stock 90 days after issuance which was $1.956 for the first closing and $3.00 for the second closing. In each case, the number of shares of Common Stock issuable upon conversion of one share of Preferred Stock is computed by dividing the share's stated value of $1,000 by the applicable conversion price, plus any shares of Common Stock which the Company elects to issue in payment of the accrued premium on the Preferred Stock. As of September 22, 1999 all shares of the first and second closings of the Series D Preferred Stock have been converted into approximately 1,113,000 shares of Common Stock.

The Class A Warrants are exercisable on the earlier of 90 days after issuance at an exercise price equal to 120% of the average of the three lowest closing bid prices during the 22 trading days prior to first closing, up to a maximum price of $.80 per share (the "Class A Warrant Exercise Price"), to purchase that number of shares of Common Stock equal to 15% of the stated value of the Series D Preferred Stock issued at each closing, divided by the Class A Warrant Exercise Price. Based on such formula, the Company issued at the first closing Class A Warrants to purchase an aggregate of 339,623 shares of Common Stock at an exercise price of $.6625 per share and issued at the second closing Class A Warrants to purchase 226,415 shares of Common Stock at an exercise price of $.6625 per share. Class A Warrants issued at the first closing have been exercised in full. As of September 22, 1999, 2,000 Class A Warrants issued at the second closing are outstanding.

Series E and F Convertible Preferred Stock
------------------------------------------

In July 1998, the Company completed the first closing of a private placement of its Series E Convertible Preferred Stock ("Series E Preferred Stock") and related Common Stock Purchase Warrants ("Class B Warrants") to First Capital Group of Texas L.P. (the "Class B Investor"), an investment firm managed by the Company's Chairman of the Board, at an aggregate price of $750,000. In January 1999, the Company completed the second closing of the private placement of its Series F Convertible Preferred Stock (Series F Preferred Stock) and related Class B Warrants to the Class B Investor for an aggregate price of $750,000. The Series E and F Preferred Stock have a stated value of $1,000 per share; bears an 8% premium payable upon conversion or redemption or in liquidation (in the case of conversion the Company may elect to pay such premium in Common Stock); is non-voting except in limited circumstances; ranks senior to the Common Stock in liquidation; and is redeemable at a premium at the option of the holder upon the occurrence of certain major corporate transactions and triggering events.

The Series E Preferred Stock is convertible into Common Stock at the option of the holder beginning one year after the issuance date (subject to acceleration in certain events), at a conversion price equal to $1.00 (which represents a premium to the Common Stock closing price of $0.5938 on July 8, 1998, the date the Company reached an agreement in principle with the Investors regarding the terms of the Private Placement). The Series F Preferred Stock will be convertible into Common Stock at the option of the holder beginning one year after the second closing (subject to acceleration in certain events), at a conversion price equal to the trailing five-day average closing bid price of the Common Stock on the date of the second closing, which is $3.43125. Subject to certain limitations, all Preferred Stock outstanding five years after the issuance date will convert automatically into Common Stock at the applicable conversion price. In each case, the number of shares of Common Stock issuable upon conversion of one share of Preferred Stock is computed by dividing the share's stated value of $1,000 by the applicable conversion price, plus any shares of Common Stock which the Company elects to issue in payment of the accrued premium on the Preferred Stock. As of September 22, 1999 none of the 750 shares of Series E Preferred Stock or 750 shares of Series F Preferred Stock had been converted.

The Class B Warrants are exercisable one year after issuance (subject to acceleration in certain events), at an exercise price of $.80 per share, to purchase that number of shares of Common Stock equal to 15% of the stated value of the Series E Preferred Stock and Series F Preferred Stock issued at each closing, divided by the Class B Warrant Exercise Price. Based on such formula, the Company issued at the first closing and issued at the second closing, Class B Warrants to purchase an aggregate of 140,625 shares of Common Stock at an exercise price of $.80 per share. As of September 22, 1999, the Company had warrants outstanding to purchase 140,625 shares of common stock at $.80 through July 2000, which were issued in connection with the Series E Preferred Stock, and 140,625 shares of common stock at $.80 through January 2001, which were issued in connection with the Series F Preferred Stock.

Series A Convertible Preferred Stock
------------------------------------

In fiscal year 1997, the Company completed a private placement of its Series A Convertible Preferred Stock ("Series A Preferred Stock") and Stock Purchase Warrants with three investment firms at an aggregate price of $5,000,000. As of September 1998, the initial 5,000 shares of the Series A Preferred Stock had been converted into 950,145 shares of common stock. As of September 22, 1999, the Company had warrants outstanding to purchase 25,274 shares of common stock at $16.375 through January 10, 2000, which were issued in connection with the Series A Preferred Stock.

Series C Convertible Preferred Stock
------------------------------------

In fiscal year 1998, the Company completed a private placement of its Series C Convertible Preferred Stock ("Series C Preferred Stock") and Stock Purchase Warrants with four investment firms, at an aggregate price of $5,000,000. In September 1998, the initial 5,000 shares of the Series C Preferred Stock had been converted into 6,573,515 shares of common stock. As of September 22, 1999, the Company had warrants outstanding to purchase 53,977 shares of common stock at $6.435 through November 12, 2000, which were issued in connection with the Series C Preferred Stock.

Restricted Common Stock
-----------------------

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

As of September 22, 1999, 977,776 restricted common stock shares and 1,001,109 restricted purchase warrants were outstanding, of which 488,889 restricted common stock shares and 488,889 restricted purchase warrants belong to LFC and 44,444 restricted common stock shares and 44,444 restricted purchase warrants belong to the Company's President and CEO. In addition, as described in Note 12, the Company issued restricted common stock to LFC in connection with the extension of the LFC consulting agreement.

June Private Placement
----------------------

In June 1999, the Company completed a private placement of 2,132,955 shares of its common stock, and warrants to purchase 639,888 shares of common stock to three institutional investors for an aggregate price of $6,000,000. Each investor purchased one-third of the securities issued in the private placement. The warrants are exercisable at a price of $4.02 per share through June 2001. As of September 22, 1999, all warrants are outstanding.

Stock Option Plans
------------------

Under the Company's existing stock option plans (the "Plans"), stock options to purchase up to 3,637,500 shares of common stock were originally authorized to be granted to employees, directors, and certain other persons. As of June 30, 1999, stock options covering 1,689,516 shares of common stock were outstanding under the Plans and 574,758 shares were available for issuance upon exercise of options, which may be granted in the future under the Plans.

Options under the Plans may either be incentive stock options or non-qualified stock options (except in the case of the Company's non-qualified stock option plan which permits only the issuance of non-qualified stock options). Options under the Plans may be granted for a term not to exceed ten years (five years with respect to incentive stock options granted to any person having 10% or more voting power of the Company) and are not transferable other than by will or the laws of descent and distribution. Incentive stock options may be exercised within 90 days after the optionee's termination of employment (to the extent exercisable prior to such termination), and one year after the optionee's disability. The exercise price of the options under the Plans must be at least equal to the fair market value of the common stock on the date of grant, or 110% of such value for incentive stock options granted to any person having 10% or more of the voting power of the Company. The aggregate fair market value of the common stock for which any employee may be granted incentive stock options which first become exercisable in any one calendar year may not exceed $100,000. Options may be exercised by payment of cash or by tender of shares of common stock (valued at their then current market value). The Compensation Committee of the Board of Directors administers the Plans.

On December 10, 1998, the Compensation Committee and the Board of Directors authorized and granted the Board of Directors and the Chief Executive Officer of the Company the right to exchange up to 100% of their outstanding options, both vested and unvested, for replacement options at a rate of three replacement options for every four options surrendered. These replacement options are exercisable at a price of $3.625 per share (the fair market value at the date of repricing). A total of 609,500 options were exchanged for 442,125 replacement options. The replacement options vest in two equal installments on June 10, 1999 and December 10, 1999.

On July 29, 1999, the Company's Board of Directors adopted the 1999 Stock Option Plan, authorizing the grant of incentive stock options and non-qualified stock options to employees, directors and certain other persons. No options have been granted under the 1999 Stock Option Plan. Shareholder approval of the 1999 Stock Option Plan is being sought.

On April 21, 1998, the Board of Directors authorized and granted the non-officer employees of the Company, the right to exchange up to 100% of their outstanding options, both vested and unvested, for replacement options at a rate of one replacement option for each option surrendered. These replacement options are exercisable at a price of $1.7813 per share (the fair market value at the date of repricing). A total of 341,604 options were exchanged. Officers, other than the Chief Executive Officer, were authorized and granted the right to exchange up to 100% of their outstanding options, both vested and unvested, for replacement options at a rate of two replacement options for every three options surrendered. These replacement options are exercisable at a price of $1.7813 per share (the fair market value at the date of repricing). A total of 294,750 options were exchanged for 196,499 replacement options. The replacement options vest in two equal installments on October 21, 1998 and April 21, 1999.

Included in fiscal 1997 options exercised under the 1988 and 1994 Option Plans are 105,000 options exercised by directors of the Company. The exercise of these options was effected by the exchange of 45,148 shares previously owned by these directors.

A summary of option activity under the Plans for the fiscal years ended June 30, 1999, June 30, 1998 and June 30, 1997 is as follows:

                                           1999                               1998                               1997
                            --------------------------------   --------------------------------   --------------------------------
                                                  Weighted                           Weighted                           Weighted
                                                   Average                            Average                            Average
                                                  Exercise                           Exercise                           Exercise
                                Shares              Price          Shares              Price          Shares              Price
                            -------------   ----------------   -------------   ----------------   -------------   ----------------
Outstanding at
beginning of year.........      1,494,898   $           5.00       1,280,073   $           9.23       1,066,716   $           6.96
Granted...................      1,292,380               3.50       1,257,373               3.04         477,250              11.84
Exercised.................        292,233               2.02             337               4.50         214,390               4.04
Expired...................        805,529               7.86       1,042,211               6.43          49,503               6.17
                            -------------   ----------------   -------------   ----------------   -------------   ----------------
Outstanding at year end...      1,689,516   $           3.21       1,494,898   $           5.00       1,280,073   $           9.23
                            =============   ================   =============   ================   =============   ================
Options exercisable at
 year end.................        911,498   $           2.68         458,925   $           9.24         458,794   $           8.46

Shares available for
 future grant.............        574,758                  -         410,950                   -         84,112                  -

The following summarizes information regarding the Company's stock options outstanding at June 30, 1999:


                                                                                                                       Weighted
        Range of                                 Weighted Average              Weighted              Number            Average
        Exercise                Number               Remaining                  Average            Exercisable at       Exercise
         Price               Outstanding      Contractual Life (years)       Exercise Price        June 30, 1999         Price
-----------------------   -----------------   ------------------------    --------------------   -----------------   -------------
$    1.38   $      1.41              15,500                        9.5    $               1.40               7,750   $        1.40
     1.78          1.78             431,436                        8.8                    1.78             431,436            1.78
     1.88          2.22             212,503                        9.2                    1.93             106,250            1.93
     3.03          3.63             667,125                        9.5                    3.60             333,562            3.60
     4.75         10.19             362,952                        9.1                    5.02              32,500            7.81
---------   -----------   -----------------   ------------------------    --------------------   -----------------   -------------
$    1.38   $     10.19           1,689,516                        9.2    $               3.21             911,498   $        2.68
=========   ===========   =================   ========================    ====================   =================   =============

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option and stock purchase plans. Had compensation cost been recognized consistent with SFAS No. 123, the Company's net loss and loss per share would have been reduced to pro forma amounts indicated below for the years ended June 30, 1999, 1998, and 1997:

                                                     1999                         1998                        1997
                                           -------------------------     -----------------------     -----------------------
Net loss applicable As Reported            $           (12,433,783)      $          (9,486,218)      $          (8,354,738)
 to common stock
                    Pro Forma                          (13,415,803)                (10,451,918)                 (9,340,744)

Net loss per share  As Reported            $                 (0.77)      $               (1.60)      $               (1.71)
                    Pro Forma                                (0.83)                      (1.76)                      (1.92)

The per share weighted average value of stock options issued by the Company during fiscal 1999, 1998 and 1997 was $2.80, $2.04 and $7.27 respectively, on the date of grant using the Black-Scholes option-pricing model. The Company used the following weighted-average assumptions to determine the fair value of stock options granted for the fiscal years ended June 30, 1999, 1998, and 1997:

                                   Stock                    Employee Stock
                                Option Plans                Purchase Plan

                               1999     1998     1997       1999     1998      1997
                            --------------------------------------------------------
Dividend yield                   0.0%     0.0%     0.0%       0.0%     0.0%      0.0%
Expected volatility            142.0%    95.7%    83.6%      92.3%    92.3%     83.7%
Risk-free rate of return         4.7%     5.4%     6.4%       4.7%     5.4%      6.4%
Average expected option life     3.6yrs   3.6yrs   3.6yrs     0.5yrs   0.5yrs    0.5yrs

Pro forma net loss reflects only options granted in fiscal 1999, fiscal 1998, and fiscal 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to July 1, 1995 is not considered.

Consultant and Advisor Stock Plan
---------------------------------

In April of 1999, the Company established a Consultant and Advisor Stock Plan (the "Consultant and Advisor Stock Plan") for the purpose of providing incentives to and compensating consultants and advisors for their contributions to the Company. Under the Consultant and Advisor Stock Plan, the Company may issue up to an aggregate of 500,000 shares of Common Stock to consultants and advisors whom are natural persons providing bona fide services to the Company. Shares may not be issued under the Consultant and Advisor Stock Plan to directors or officers of the Company, or for services rendered in promoting or maintaining a market in the Company's securities. For the year ended June 30, 1999, the Company issued approximately 100,000 shares of common stock with a value of approximately $428,000. As of September 22, 1999, approximately 200,000 shares of common stock had been issued under the Consultant and Advisor Stock Plan.

8) Commitments
--------------

The Company's facilities consist of two buildings of approximately 21,000 and 29,000 square feet, which are subject to ten and seven-year operating leases, respectively. The Company has also leased a third adjacent parcel of property upon which an additional building could be constructed if necessary. Total rent expense charged to operations was approximately $302,000, $302,000, and $303,000 in fiscal 1999, 1998, and 1997, respectively.

The approximate minimum annual rental payments on all operating leases for the fiscal years ending June 30 are as follows:

          Fiscal Year                               Amount
          -----------                           --------------
          2000                                  $   288,000
          2001                                      290,000
          2002                                      298,000
          2003                                      256,000

          2004                                          111,000
          Thereafter                                    198,000
                                                   --------------
                                                   $  1,441,000
                                                   ==============
9) Legal Proceedings
---------------------

On August 18, 1998, the Company filed a lawsuit against Lucent Technologies, Inc. ("Lucent"). The lawsuit was filed in the United States District Court in San Antonio, Texas. In the lawsuit, the Company alleges that Lucent is infringing upon the Company's patent entitled "System and Method for Providing a Remote User with a Virtual Presence to an Office." The patent-in-suit encompasses the technology embodied in the Company's Be There! product. The Company is seeking injunctive relief to prevent Lucent from continuing its infringing activities and is also seeking to recover damages and attorneys' fees. The Company places a high value on its intellectual property and intends to aggressively protect its patent and other property rights from infringement and other misappropriation. The Company is unable to predict the costs to be incurred in prosecuting this lawsuit or the ultimate outcome of such lawsuit.

10) Related Party Transactions
------------------------------

Certain outside directors also receive consulting fees for services rendered from time to time to the Company. In fiscal 1999, 1998, and 1997, no such person received in excess of $60,000 for such services.

In July 1998, and January 1999, the Company completed the first and second closings respectively, of a Private Placement (as defined in Footnote 7 above) involving, among other things, the sale of its Series E and F Preferred Stock and related Common Stock Purchase Warrants to First Capital Group of Texas II, L.P., an investment firm managed by Jeffery P. Blanchard, the Company's Chairman of the Board, at an aggregate amount of $750,000 for each closing.

11) Employee Benefit Plans
--------------------------

Effective March 1, 1992, the Company adopted the DATA RACE, Inc. 401(k) Plan under section 401(k) of the Internal Revenue Code of 1986, as amended. Under the Plan, substantially all employees eligible to participate may elect to contribute up to the lesser of 15% of their salary or the maximum allowed under the Code. All full time employees with at least one year of continuous service and who have completed 1,000 work hours are eligible for the Plan. The Company may elect to make contributions to the Plan at the discretion of the Board of Directors. The Company made contributions of approximately $68,000 in fiscal 1999, $45,000 in fiscal 1998, and $51,000 in fiscal 1997. The Company has no other post-retirement benefit plans.

In December 1993, the Company adopted the DATA RACE, Inc. Employee Stock Purchase Plan ("ESPP") pursuant to which eligible employees may purchase up to an aggregate of 200,000 shares of the Company's common stock at 85% of the fair market value of the common stock through payroll deductions. In 1997, the ESPP was amended to offer two consecutive six-month plan periods, beginning February 1 and August 1, respectively. Of the 200,000 shares available in this Plan, approximately 98,000 shares have been purchased as of June 30, 1999.

12) Consulting Agreement
------------------------

In July 1998, the Company entered into a consulting agreement with Liviakis Financial Communications, Inc. ("LFC"). LFC advises and assists the Company in developing and implementing appropriate plans and materials for presenting the Company and its business plans, strategy and personnel to the financial community, establishing an image for the Company in the financial community, and creating the foundation for subsequent financial public relations efforts. The Company issued to LFC 1,406,475 shares of Common Stock and 468,825 shares of Common Stock to Robert P. Prag, ("Prag") an officer of LFC and recorded a non-cash expense of approximately $1,266,000. The Company also issued 150,000 shares of Common Stock to a third party who assisted the Company in negotiating its agreement with LFC and recorded an expense of approximately $94,000.

In November 1998, the Company extended the consulting agreement with LFC to January 1, 2000 in exchange for 200,000 shares of restricted common stock. As a result the Company recorded an additional $625,000 non-cash expense. As part of the consulting agreement extension, LFC agreed to extend the lock-up on its portion of the original consulting agreement shares until January 1, 2000 and Prag, an officer of LFC, agreed to extend the lock-up on his portion of the original consulting agreement shares until January 1, 2000, or until he is no longer an officer of LFC, whichever comes first. As of March 1999, Prag is no longer an officer of LFC.

13)  Liquidity and Capital Resources
------------------------------------

Operating losses have had and continue to have a substantial negative effect on the Company's cash balance. The Company's goal of returning to profitability and developing a more dependable revenue base depends on the success of the Be There! remote access system. The Be There! system represents a type of product for the Company which is significantly different from the Company's custom modem and network multiplexer products. Although the Company has not recorded significant revenue from sales of the Be There! system, the Company has expended substantial resources on its development and introduction. In order to successfully penetrate the target markets, the Company expects that significant additional resources will need to be expended in order to expand its sales and marketing infrastructure and operational systems, and to finance inventory and receivables.

The Company's ability to sustain operations, fund the development and marketing of new products, especially new products and services based upon the Be There! line, and make future capital expenditures, are dependent on the Company's ability to attract new capital and maintain adequate liquidity. The timing and amount of the Company's future capital requirements cannot be accurately predicated. If negative cash flows from operations continue in fiscal 2000 at the same rate as in fiscal 1999, the Company expects its June 30, 1999 cash to last 12-15 months. The Company's ability to generate positive cash flow depends upon a variety of factors, including the acceptance in the market for the Company's products and services, the cost of developing and producing products and services and various other factors, some of which may be beyond the Company's control. The Company will require additional capital in the coming years. In addition, should the Company's losses and/or other cash requirements be greater than anticipated, the Company may also require additional capital during fiscal year 2000, which it would seek to obtain through additional private or public financings. However, there can be no assurance that such financings will be available.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a) 1.  Financial Statements
----------------------------

          Independent Auditors' Report

          Balance Sheets as of June 30, 1999 and 1998

          Statements of Operations for the fiscal years ended June 30, 1999, 1998, and 1997

          Statements of Shareholders' Equity for the fiscal years ended June 30, 1999, 1998, and 1997

          Statements of Cash Flows for the fiscal years ended June 30, 1999, 1998, and 1997

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

   3.1 Articles of Amendment to and Restatement of the Articles of Incorporation of the Company, filed December 27, 1991. (a)

   3.2 Articles of Correction to Articles of Amendment to and Restatement of the Articles of Incorporation of the Company, filed August 13, 1992.
          (a)

   3.3 Articles of Amendment to the Articles of Incorporation of the Company, filed August 21, 1992. (a)

   3.4    Bylaws of the Company and Amendment to Bylaws. (a)(b)

   3.5 Statement of Designations, Preferences and Rights of 1997 Series A Convertible Preferred Stock. (b)

   3.6 Statement of Resolution Establishing Series B Participating Cumulative Preferred Stock. (g)

   3.7 Statement of Designations, Preferences and Rights of Series C Convertible Participating Preferred Stock. (h)

   3.8 Statement of Designations, Preferences and Rights of Series D Convertible Preferred Stock. (j)

   3.9 Statement of Designations, Preferences and Rights of Series E Convertible Preferred Stock. (j)

   3.10 Statement of Designations, Preferences and Rights of Series F Convertible Preferred Stock. (p)

   3.11 Articles of Amendment to the Articles of Incorporation of the Company, filed January 21, 1999 (p)

   4.1    Specimen Common Stock Certificate. (a)

  10.1*   Incentive Stock Option Plan, adopted May 3, 1985, as amended. (a)

  10.2* Amended and Restated Stock Option Plan, adopted August 29, 1988, as amended. (a)

  10.3*   401(k) Profit Sharing Plan, effective March 1, 1992. (a)

  10.4* Employment Agreement, dated April 25, 1995, between the Company and W.B. Barker. (e)

  10.5 Form of Indemnification Agreement between the Company and each director. (c)

  10.6* Amended and Restated Employee Stock Purchase Plan adopted in February 1996. (f)

  10.7*   1994 Stock Option Plan. (e)

  10.8*   1995 Stock Option Plan. (f)

  10.9*   1997 Stock Option Plan. (i)

  10.10*  1998 Stock Option Plan. (l)

  10.11*  1999 Stock Option Plan. (r)

  10.12 Rights Agreement dated as of September 15, 1997, between Data Race,Inc. and ChaseMellon Shareholder Services, L.L.P., as Rights Agent. (m)

  10.13 Lease Agreement between the Company and Lee Partners, Ltd., dated June 20, 1995. (e)

  10.14 First through fifth amendments to Lease Agreement between the Company and Lee Partners, Ltd. (f)

  10.15 Securities Purchase Agreement, dated January 10, 1997, between the Company, Capital Ventures International, Credit Suisse First Boston Corporation, and Zanett Lombardier, Ltd. (b)

  10.16 Registration Rights Agreement, dated January 10, 1997, between the Company, Capital Ventures International, Credit Suisse First Boston Corporation, and Zanett Lombardier, Ltd. (b)

  10.17 Form of Stock Purchase Warrant issued on January 10, 1997, representing a series of warrants issued by the Company to Capital Ventures International, Credit Suisse First Boston Corporation, and Zanett Lobardier. (b)

  10.18 Securities Purchase Agreement, dated effective November 7, 1997, between the Company, Capital Ventures International, Nelson Partners, Olympus Securities, Ltd. and CC Investments, LDC. (h)

  10.19 Registration Rights Agreement, dated effective November 7, 1997, between the Company, Capital Ventures International, Nelson Partners, Olympus Securities, Ltd. and CC Investments, LDC. (h)

  10.20 Form of Stock Purchase Warrant issued on November 7, 1997, representing a series of warrants issued by the Company to Capital Ventures International, Nelson Partners, Olympus Securities, Ltd. and CC Investments, LDC. (h)

  10.21 Securities Purchase Agreement, dated July 24, 1998, between the Company, Sovereign Partners L.P., Dominion Capital Fund Ltd., and First Capital Group of Texas II, L.P.(j)

  10.22 Registration Rights Agreement, dated July 24, 1998, between the Company, Sovereign Partners L.P., Dominion Capital Fund Ltd., and First Capital Group of Texas II, L.P.(j)

  10.23 Form of Class A Stock Purchase Warrants, representing a series of warrants issued by the Company pursuant to the Purchase Agreement dated July 24, 1998. (j)

  10.24 Form of Class B Stock Purchase Warrants, representing a series of warrants issued by the Company pursuant to the Purchase Agreement dated July 24, 1998. (j)

  10.25 Modification Agreement, dated November 5, 1998, between the Company, Sovereign Partners L.P., Dominion Capital Fund, Ltd., and First Capital Group of Texas II, L.P. (n)

  10.26 Subscription Agreements between DATA RACE, Inc. and Liviakis Financial Communications, Inc., Robert S. London, Anthony Altavilla, Timothy D. Wilson Sr. and Dr. W.B. Barker. (o)

  10.27 Consulting Agreement between the Company and Liviakis Financial Communications, Inc. (k)

  10.28 Amendment No. 1 to Consulting Agreement between the Company and Liviakis Financial Communications, Inc. (o)

  10.29 Securities Purchase Agreement, dated June 25, 1999, by and among DATA RACE, Inc. and Cranshire Capital, L.P., Keyway Investments Ltd., and Lionhart Investments Ltd. (q)

  10.30 Registration Rights Agreement, dated June 25, 1999, by and among DATA RACE, Inc. and Cranshire Capital, L.P., Keyway Investments Ltd., and Lionhart Investments Ltd. (q)

  10.31 Warrant Agreements dated June 25, 1999, issued to Cranshire Capital, L.P., Keyway Investments Ltd., and Lionhart Investments Ltd. (q)

  10.32  Consultant and Advisor Stock Plan. (q)

  10.33  Description of Transaction Bonus Plan. (q)

   23.1  Consent of KPMG LLP. (s)

  24 Powers of Attorney to sign amendments to this report. Reference is made to the signature page of this report.

  27  Financial Data Schedule. (s)

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

(e) Filed as an exhibit to Form 10-K Annual Report for fiscal year ended June 30, 1995.

(f) Filed as an exhibit to Form 10-K Annual Report for fiscal year ended June 30, 1996.

(g) Filed as an exhibit to Form 10-K Annual Report for fiscal year ended June 30, 1997.

(h)  Filed as an exhibit to Form 8-K filed on November 19, 1997.

(i) Incorporated by reference to appendix A of the Company's Definitive Proxy Statement filed December 17, 1997.

(j)  Filed as an exhibit to Form 8-K filed on August 4, 1998.

(k) Filed as an exhibit to Form 10-K Annual Report for fiscal year ended June 30, 1998.

(l) Incorporated by reference to Appendix A of the Company's Definitive Proxy Statement filed October 14, 1998.

(m)  Filed as an exhibit to Form 8-A filed on October 30, 1998.

(n) Filed as an exhibit to Form S-3 Registration Statement No. 333-62147 filed November 6, 1998.

(o)  Filed as an exhibit to Form 10-Q for the quarter ended December 31, 1998.

(p) Filed as an exhibit to Form S-3 Registration Statement No. 333-71319, effective April 20, 1999.

(q)  Filed as an exhibit to Form 8-K filed on July 7, 1999.

(r) Incorporated by reference to Appendix A of the Company's Preliminary Proxy Statement filed September 2, 1999.

(s)  Filed herewith.


*   Management contract or compensatory plan, contract or arrangement

(b) Reports on Form 8-K
-----------------------

     A report on Form 8-K was filed on June 25, 1999, to report the completion of a private placement and report the approval of a stock plan and bonus plan.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                              DATA RACE, INC.

                              By:   /s/ W. B. BARKER
                                    ------------------------------------------
                                    W. B. Barker,
                                    President and Chief Executive Officer

                              By:   /s/ Gregory T. Skalla
                                    ------------------------------------------
                                    Gregory T. Skalla,
                                    Senior Vice President-Finance, Chief
                                    Operating and Financial Officer, Treasurer
                                    and Secretary (Principal Financial and
                                    Accounting Officer)


                              Date: October 1, 1999


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


              Name                                    Title                                Date
              ----                                    -----                                ----
/s/ W. B. BARKER                  President, Chief Executive Officer and          October 1, 1999
--------------------------------
 W. B. Barker                     Director

/s/ GREGORY T. SKALLA             Senior Vice President-Finance, Chief            October 1, 1999
--------------------------------
 Gregory T. Skalla                Operating and Financial Officer, Treasurer
                                  and Secretary

/s/JEFFREY P. BLANCHARD           Chairman of the Board of Directors              October 1, 1999
--------------------------------
 Jeffrey P. Blanchard

/s/GEORGE R. GRUMBLES             Director                                        October 1, 1999
--------------------------------
 George R. Grumbles

/s/ MATTHEW A. KENNY              Director                                        October 1, 1999
--------------------------------
 Matthew A. Kenny

/s/ DWIGHT E. LEE                 Director                                        October 1, 1999
--------------------------------
 Dwight E. Lee