Form 10-Q
period 1999-09-30
DATA RACE INC
filed 1999-11-15
CIK 890924

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q
                               QUARTERLY REPORT
    Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended                                   Commission File Number
 September 30, 1999                                             0-20706


                                DATA RACE, Inc.
            (Exact name of registrant as specified in its charter)


           Texas                                        74-2272363
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


On November 12, 1999, there were 20,687,727 outstanding shares of Common Stock, no par value.

                                DATA RACE, Inc.
                              INDEX TO FORM 10-Q


                                                                               Page
                                                                              Number
                                                                              ------
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1. Interim Condensed Financial Statements (Unaudited):
        Condensed Balance Sheets as of  September 30, 1999 and June 30, 1999..   3

        Condensed Statements of Operations for the Three Months
        Ended September 30, 1999 and 1998.....................................   4

        Condensed Statements of Cash Flows for the Three Months
        Ended September 30, 1999 and 1998.....................................   5

        Notes to Interim Condensed Financial Statements.......................   6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................  10

Item 3. Quantitative and Qualitative Disclosure about Market Risk.............  12

PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings.....................................................  13

Item 2. Changes in Securities.................................................  13

Item 3. Defaults Upon Senior Securities.......................................  13

Item 4. Submission of Matters to a Vote of Security Holders...................  13

Item 5. Other Information.....................................................  13

Item 6. Exhibits and Reports on Form 8-K......................................  13

SIGNATURES....................................................................  14
----------


                        PART I.  FINANCIAL INFORMATION

ITEM 1.  Interim Condensed Financial Statements
-----------------------------------------------


                                DATA RACE, Inc.
                           CONDENSED BALANCE SHEETS
                                  UNAUDITED


                                                                                          As of
                                                                   ------------------------------------------------
                                                                        Sept. 30, 1999             June 30, 1999
                                                                   ----------------------    ----------------------

ASSETS
Current assets:
  Cash and cash equivalents.....................................     $          6,328,939      $          7,654,978
  Accounts receivable, net......................................                  152,039                   283,762
  Inventory.....................................................                  166,860                   218,248
  Prepaid expenses and deposits.................................                        -                   153,615
                                                                   ----------------------    ----------------------
    Total current assets........................................                6,647,838                 8,310,603

Property and equipment, net.....................................                1,184,274                 1,183,962
Other assets, net...............................................                   25,389                    25,389
    Total assets................................................     $          7,857,501      $          9,519,954
                                                                   ======================    ======================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................................     $            333,967      $            268,365
  Accrued expenses..............................................                  546,114                   535,974
                                                                   ----------------------    ----------------------
    Total current liabilities...................................                  880,268                   804,339

Commitments and contingencies...................................

Shareholders' equity:
  Convertible preferred stock...................................                1,540,276                 1,460,556
  Common stock..................................................               47,129,771                46,489,610
  Additional paid in capital....................................                7,464,287                 7,464,287
  Accumulated deficit...........................................              (49,157,101)              (46,698,838)
                                                                    ---------------------     ---------------------
    Total shareholders' equity..................................                6,977,233                 8,715,615
     Total liabilities and shareholders' equity.................     $          7,857,501      $          9,519,954
                                                                   ======================    ======================



       See accompanying notes to interim condensed financial statements

                                DATA RACE, Inc.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  UNAUDITED


                                                                            Three Months Ended September 30,
                                                                                1999                     1998
                                                                    ---------------------    ---------------------

Total revenue....................................................       $         535,785        $         911,024

Cost of revenue..................................................                 344,628                  599,196
                                                                    ---------------------    ---------------------

   Gross profit..................................................                 191,157                  311,828
                                                                    ---------------------    ---------------------

Operating expenses:
 Engineering and product development.............................                 852,156                  594,532
 Sales and marketing.............................................                 576,845                  620,175
 General and administration......................................               1,241,995                1,442,628
                                                                    ---------------------    ---------------------
   Total operating expenses......................................               2,670,996                2,657,335
                                                                    ---------------------    ---------------------

   Operating loss................................................              (2,479,839)              (2,345,507)

Other income.....................................................                 101,298                   27,381
                                                                    ---------------------    ---------------------

Loss before income taxes.........................................              (2,378,541)              (2,318,126)
Income tax benefit...............................................                       -                        -
                                                                    ---------------------    ---------------------

   Net loss......................................................       $      (2,378,541)       $      (2,318,126)
                                                                    =====================    =====================

Per share data:
   Net loss......................................................       $      (2,378,541)       $      (2,318,126)
   Effect of beneficial conversion feature of convertible                         (79,722)
   preferred stock...............................................                                       (1,281,547)
                                                                    ---------------------    ---------------------
   Net loss applicable to common stock...........................              (2,458,263)              (3,599,673)
                                                                    =====================    =====================
   Net basic and diluted loss per share applicable to common            $           (0.12)       $           (0.26)
    stock........................................................
                                                                    =====================    =====================

Weighted average shares outstanding..............................              20,330,000               13,836,000
                                                                    =====================    =====================



       See accompanying notes to interim condensed financial statements

                                DATA RACE, Inc.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  UNAUDITED


                                                                            Three Months Ended September 30,
                                                                      --------------------------------------------
                                                                                1999                     1998
                                                                      -------------------        -----------------
Cash flows from operating activities:
 Net loss........................................................     $        (2,378,541)      $       (2,318,126)
 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation and amortization..................................                  69,729                   91,618
  Non-cash consulting  and legal fees............................                 281,650                1,265,813
  Changes in assets and liabilities:
  Accounts receivable............................................                 131,723                  (21,782)
  Inventory......................................................                  51,388                   41,996
  Prepaid expenses, deposits and other assets....................                 153,615                        -
  Accounts payable...............................................                  65,602                   56,536
  Accrued expenses...............................................                  10,326                 (373,904)
   Net cash used in operating activities.........................              (1,614,508)              (1,257,849)
                                                                      -------------------       ------------------

Cash flows from investing activities:
 Purchase of property and equipment..............................                 (70,041)                       -
 Proceeds from sale of property and equipment....................                       -                    2,835
   Net cash provided by (used in) investing activities...........                 (70,041)                   2,835
                                                                      -------------------       ------------------

Cash flows from financing activities:
 Net proceeds from issuance of preferred stock...................                       -                1,894,346
 Net proceeds from issuance of common stock......................                 358,510                   14,428
                                                                      -------------------       ------------------
   Net cash provided by financing activities.....................                 358,510                1,908,774
                                                                      -------------------       ------------------

Net increase (decrease) in cash and cash equivalents.............              (1,326,039)                 653,760

Cash and cash equivalents at beginning of period.................               7,654,978                1,644,294
                                                                      -------------------       ------------------

Cash and cash equivalents at end of period.......................     $         6,328,939       $        2,298,054
                                                                      ===================       ==================



       See accompanying notes to interim condensed financial statements

                                DATA RACE, Inc.
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                  UNAUDITED

1)   Summary of Significant Accounting Policies
-----------------------------------------------

Description of Business

DATA RACE, Inc. ("DATA RACE" or the "Company") designs, manufactures, and markets a line of communications products for remote access to the corporate environment. The Company's client/server product, the Be There!/(R)/ remote access system, gives teleworkers access to all elements of corporate communications networks, including the PBX, Intranet and Internet. Through Be There!, remote workers send and receive e-mail, faxes and phone calls simultaneously over a single phone line. The Company also designs and manufactures advanced network multiplexers that carry data, network, voice, and fax traffic among a company's multiple offices.

Basis of Presentation

The unaudited interim financial statements reflect all adjustments (consisting of normal recurring accruals) that in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the June 30, 1999 Annual Report on Form 10-K. The condensed balance sheet data as of June 30, 1999 included herein has been derived from such audited financial statements. Interim period results are not necessarily indicative of the results to be expected for any future periods or the full year.

2)   Earnings (Loss) Per Share
------------------------------

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

3)  Inventory
-------------

Inventory is valued at the lower of cost (principally standard cost which approximates first-in, first-out) or market (net realizable value). Inventory consists of the following:

                                               September 30,        June 30,
                                                   1999               1999
                                               -------------     -------------
                Finished goods                 $      16,833     $      19,889
                Work in process                       71,089            82,832
                Raw materials                         78,938           115,527
                                               -------------     -------------
                Total inventory                $     166,860     $     218,248
                                               =============     =============

4)   Convertible Preferred Stock
--------------------------------

In fiscal 1999, the Company completed the first closing and second closings of a private placement of its Series E and F Convertible Preferred Stock ("Convertible Preferred Stock") and related Common Stock Purchase Warrants ("Class B Warrants") to First Capital Group of Texas L.P. (the "Investor"), an investment firm managed by the Company's Chairman of the Board, at an aggregate price of $750,000 for each closing. The Convertible Preferred Stock have a stated value of $1,000 per share; bears an 8% premium payable upon conversion or redemption or in liquidation (in the case of conversion the Company may elect to pay such premium in Common Stock); is non-voting except in limited circumstances; ranks senior to the Common Stock in liquidation; and is redeemable at a premium at the option of the holder upon the occurrence of certain major corporate transactions and triggering events.

The Series E Convertible Preferred Stock is convertible into Common Stock at the option of the holder, (subject to acceleration in certain events), at a conversion price equal to $1.00 (which represents a premium to the Common Stock closing price of $0.5938 on July 8, 1998, the date the Company reached an agreement in principle with the Investors regarding the terms of the Private Placement). The Series F Convertible Preferred Stock will be convertible into Common Stock at the option of the holder, (subject to acceleration in certain events), at a conversion price equal to the trailing five-day average closing bid price of the Common Stock on the date of the second closing, which was $3.43125. Subject to certain limitations, all Preferred Stock outstanding five years after the issuance date will convert automatically into Common Stock at the applicable conversion price. In each case, the number of shares of Common Stock issuable upon conversion of one share of Preferred Stock is computed by dividing the share's stated value of $1,000 by the applicable conversion price, plus any shares of Common Stock which the Company elects to issue in payment of the accrued premium on the Preferred Stock. As of November 12, 1999 none of the 750 shares of Series E Convertible Preferred Stock or 750 shares of Series F Convertible Preferred Stock had been converted.

5)   Warrants
-------------

The Company has outstanding warrants, issued in connection with its private placement of Series A Convertible Preferred Stock, to purchase approximately 25,000 shares of common stock. These warrants, are exercisable until January 2000 at an exercise price of $16.38 per common share.

The Company has outstanding warrants, issued in connection with its private placement of Series C Convertible Preferred Stock, to purchases approximately 54,000 shares of common stock. These warrants, are exercisable until November 2000 at an exercise price of $6.44 per common share.

The Company has outstanding warrants, issued in connection with its private placement of Series E and F Convertible Preferred Stock, to purchases approximately 281,000 shares of common stock. These warrants, are exercisable until January 2001 at an exercise price of $0.80 per common share.

The Company has outstanding warrants, issued in connection with its private placement of Series D Convertible Preferred Stock, to purchases approximately 60,000 shares of common stock. These warrants, are exercisable until July 2000 at an exercise price of $0.6625 per common share.

The Company has outstanding warrants, issued in connection with its November 1998 private placement, to purchases approximately 1,001,000 shares of common stock. These warrants, are exercisable until November 2000 at an exercise price of $2.25 per common share.

The Company also has outstanding warrants, issued in connection with its June 1999 private placement, to purchases approximately 694,000 shares of common stock. These warrants, are exercisable until June 2001 at an exercise price of $4.02 per common share.

5)   Segment Information
------------------------

The Company defines its remote access operations into two product lines: the Be There! remote access system and network multiplexers. The majority of the Company's business assets are allocated to Be There!. Revenue and costs from custom modems, manufacturing variances, and general and administrative expenses are included in the "Other" column.

There are no intersegment revenues recorded by the Company. There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss.

For the Three Months Ended September 30, 1999


     Operating Results        Be There!   Network Multiplexers       Other        Total
     -----------------        ---------   --------------------       -----       -------
       (in thousands)
Net revenues                    $   183                 $  353      $    0       $   536
Gross profit (loss)                  77                    177         (63)          191
Operating earnings (loss)        (1,286)                   112      (1,306)       (2,480)


For the Three Months Ended September 30, 1998


     Operating Results        Be There!   Network Multiplexers       Other         Total
     -----------------        ---------   --------------------      -------       -------
       (in thousands)
Net revenues                    $    38                   $619      $   254       $   911
Gross profit (loss)                   6                    298            8           312
Operating earnings (loss)        (1,040)                   184       (1,490)       (2,346)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Results of Operations

Total revenue for the three months ended September 30, 1999 decreased 41% to approximately $536,000 from $911,000 in the same period of the prior fiscal year. This decrease was primarily due to a decline in revenue from network multiplexers.

Gross profit margin of 36% for the three months ended September 30, 1999, was up slightly from 34% for the comparable period of the prior fiscal year.

Engineering and product development expenses for the three months ended September 30, 1999 increased 43% from the comparable period for the prior fiscal year. This increase was primarily due to outside contract engineering expenditures and workforce increases for the next generation of Be There! products.

Sales and marketing expenses for the three months ended September 30, 1999 decreased 7% from the comparable period of the prior fiscal year. This decrease was primarily due to reduced travel and other discretionary expenses.

General and administrative expenses for the three months ended September 30, 1999 decreased 14% from the comparable period of the prior fiscal year. This decrease was attributable to the consulting agreement with Liviakis Financial Corporation for investor relations services in the prior quarter offset in part by non-cash expenses incurred in the current quarter for litigation associated with the Company's patent infringement lawsuit with Lucent Technologies and additional accounts receivable reserve provisions associated with Sabratek Corporation.

Income tax benefits related to the losses for the three months ended September 30, 1999 were not recognized because the realization of such benefits is not assured. As of September 30, 1999, the Company had federal tax net operating loss carryforwards of approximately $48,000,000 that expire beginning in 2008. The Internal Revenue Code section 382 limits NOL carryforwards when an ownership change of more than 50% of the value of stock in a loss corporation occurs within a three year period. Accordingly, the ability to utilize remaining NOL carryforwards may be significantly restricted.

Liquidity and Capital Resources

Operating losses have had and continue to have a significant negative effect on the Company's cash balance. At September 30, 1999, the Company had approximately $6,329,000 in cash and cash equivalents.

Historically, the majority of the Company's revenue was derived from shipments of custom modem and network multiplexer products. Revenue from these traditional sources has been declining in recent years and is expected to continue to decline. Revenue from shipments of custom modems have ended as the market has shifted away from custom modem products. Revenue from network multiplexer products has declined because of competition and a shrinking market.

Currently, the majority of the Company's resources are being applied to its Be There! product line. The Company's believes that large-scale customers are critical to its success. Recently, the Company has recorded sales and trial installations for major companies in the airline, energy, telecommunications, and PBX manufacturing industries. The Company has recently hired a chief operating officer who will have primary responsibility for sales and marketing. The Company also has hired a new sales executive who will focus on sales to government agencies.

The Company's strategy is to focus its sales efforts on establishing an increasing number of large customers using the Be There! products, to develop a new generation of products that would be more attractive to prospective customers or partners, and to establish one or more strategic partnerships with a well-established company that would enhance the Company's market presence and credibility and provide financial assistance. The ability of the Company to successfully execute its strategy to increase sales is subject to numerous risks and such success cannot be assured. The Company's return to profitability and the development of a more dependable revenue base depends on the success of the Be There! product line, which has not generated substantial revenue to date. The Company does not anticipate a return to profitability as long as its expenditures on the Be There! system remain disproportionate to attendant revenue.

The Company's ability to sustain operations, make future capital expenditures, and fund the development and marketing of new or enhanced products is highly dependent on existing cash, the ability to raise additional capital, and the ability to successfully attract a strategic partner. The timing and amount of the Company's future capital requirements can not be accurately predicted. The failure to obtain additional financing when needed or the failure to obtain a strategic partner would have a substantial adverse effect on the Company.

Year 2000 Compliance

The Company has been evaluating and adjusting all known date-sensitive systems and equipment for Year 2000 compliance. The assessment phase of the Year 2000 project is substantially complete. The Company personnel performed virtually all of the compliance.

The total estimated cost of the Year 2000 conversion is not deemed material to the Company and is being expensed as incurred.

In addition to internal Year 2000 implementation activities, the Company has evaluated its most significant suppliers and customers to access the extent to which those companies are addressing their Year 2000 compliance problems. There can be no assurance that there will not be an adverse effect on the Company if third parties, such as suppliers or service providers, do not bring their systems into compliance in a timely manner. However, management believes that communication with, assessment of, and coordination with these parties, will help minimize these risks.

Although the Company anticipates minimal business disruption will occur as a result of Year 2000 issues, possible consequences include, but are not limited to, inability of the Company's product to properly manage and manipulate data in the year 2000, inability of the Company to deliver products to customers, and disruption of voice mail communications, purchase order processing, and other normal business activities.

To date, the Company has not established a contingency plan for possible Year 2000 issues. Where needed, the Company will establish contingency plans based on its actual testing experience and assessment of outside risks. Should the Company identify a need for a contingency plan, the Company expects the plan to be in place by December 31, 1999.

The cost of and the completion dates of the Company's Year 2000 assessments and compliance program are based on management's best estimates and may be updated, as additional information becomes available. Consequently, there is no guarantee that all material elements will be Year 2000 ready in time.

Disclosure Regarding Forward Looking Statements

Except for the historical information, this report contains various "forward-looking statements" which represent the Company's expectations or beliefs concerning future events, including expectations regarding the rate of use of existing cash and regarding the success of the Company's strategy to increase sales and return to profitability. The Company cautions that these forward-looking statements involve a number of risks and uncertainties and are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include lack of adequate capital; changing market trends and market needs; uncertainty regarding the breadth of market acceptance of the teleworker products'; uncertainty regarding the length of the sales process; rapid or unexpected technological changes; new or increased competition from companies with greater resources than the Company; inability to resolve technical issues or overcome other development obstacles and the Company's success in developing new strategic and financial partnerships. Additional factors which qualify forward-looking statements are set forth in the Company's other SEC filings, including the Form 10-K for fiscal 1999. The Company's failure to succeed in its efforts, including its development of new strategic and financial partnerships, could have a material adverse effect on the Company's financial condition and operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

The Company does not believe that it is currently exposed to material risks associated with market risk sensitive instruments.

                                DATA RACE, Inc.

                          PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

On October 29, 1999, the United States Magistrate Court (the "Court") issued its opinion in the Company's patent infringement lawsuit against Lucent Technologies ("Lucent"). The Court found that the Lucent Virtual Telephone product does not infringe on the Company's patent claims. The Court also found that Lucent had failed in its challenge to the patent's validity and enforceability. The Company is currently examining its options to pursue its rights under this patent against Lucent or other competitors.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

An annual meeting of shareholders of the Company was held on November 4, 1999. Dr. W. B. Barker, Jeffery P. Blanchard, Matthew A. Kenny, George R. Grumbles and Dwight E. Lee were elected as directors of the Company, each to hold office until the next annual meeting of shareholders or until his successor has been elected and qualified, subject to earlier resignation or removal. Additionally, the shareholders approved the DATA RACE, Inc. 1999 Stock Option Plan, approved an amendment to the Company's Articles of Incorporation, increasing the authorized number of shares of Common Stock and ratified the appointment of KPMG LLP as independent accountants for the 2000 fiscal year.

ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  No exhibits are required.
---



(b)  No reports on Form 8-K were filed during the quarter.
---

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        DATA RACE, INC.


                        By:  /s/ Gregory T. Skalla
                             -----------------------------------------------
                             Gregory T. Skalla, Senior Vice President, Chief Operating and Financial Officer, Treasurer and Secretary
                             (Principal Financial and Accounting Officer)

                             Date:  November 12, 1999