Form 10-Q
period 1999-12-31
DATA RACE INC
filed 2000-02-22
CIK 890924

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q
                               QUARTERLY REPORT
    Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the Quarter Ended                           Commission File Number
      December 31, 1999                                    0-20706


                                DATA RACE, Inc.
            (Exact name of registrant as specified in its charter)


                Texas                                   74-2272363
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


On February 11, 2000, there were 22,861,110 outstanding shares of Common Stock, no par value.

                                DATA RACE, Inc.
                              INDEX TO FORM 10-Q

                                                                            Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1. Interim Condensed Financial Statements (Unaudited):

        Condensed Balance Sheets as of December 31, 1999 and June 30, 1999..   3

        Condensed Statements of Operations for the Three Months
        and Six Months Ended December 31, 1999 and 1998.....................   4

        Condensed Statements of Cash Flows for the Six Months
        Ended December 31, 1999 and 1998....................................   5

        Notes to Interim Condensed Financial Statements.....................   6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................................  10

Item 3. Quantitative and Qualitative Disclosures about Market Risk..........  12


PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings...................................................  13

Item 2. Changes in Securities...............................................  13

Item 3. Defaults Upon Senior Securities.....................................  14

Item 4. Submission of Matters to a Vote of Security Holders.................  14

Item 5. Other Information...................................................  15

Item 6. Exhibits and Reports on Form 8-K....................................  15

SIGNATURES..................................................................  17
----------

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  Interim Condensed Financial Statements
-----------------------------------------------


                                DATA RACE, Inc.
                            CONDENSED BALANCE SHEETS
                                   UNAUDITED


                                                                                           As of
                                                                         -----------------------------------------
                                                                           Dec. 31, 1999           June 30, 1999
                                                                         ------------------      -----------------
ASSETS

Current assets:
  Cash and cash equivalents......................................        $        8,238,952      $       7,654,978
  Accounts receivable, net.......................................                    20,694                 55,068
  Inventory......................................................                    73,648                 95,095
  Prepaid expenses and deposits..................................                     7,913                153,615
  Net assets of discontinued operation...........................                   172,570                319,351
                                                                         ------------------      -----------------
    Total current assets.........................................                 8,513,777              8,278,107

Property and equipment, net......................................                 1,145,357              1,178,309
Other assets, net................................................                    25,389                 25,389
                                                                         ------------------      -----------------
    Total assets.................................................        $        9,684,523      $       9,481,805
                                                                         ==================      =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable...............................................        $           98,350      $         230,216
  Accrued expenses...............................................                   542,895                535,974
                                                                         ------------------      -----------------
    Total current liabilities....................................                   641,245                766,190

Shareholders' equity:
  Convertible preferred stock....................................                 1,620,001              1,460,556
  Common stock...................................................                51,099,380             46,489,610
  Additional paid in capital.....................................                 7,464,287              7,464,287
  Retained deficit...............................................               (51,140,390)           (46,698,838)
                                                                         ------------------      -----------------

    Total shareholders' equity...................................                 9,043,278              8,715,615

                                                                         ------------------      -----------------
     Total liabilities and shareholders' equity..................        $        9,684,523      $       9,481,805
                                                                         ==================      =================


       See accompanying notes to interim condensed financial statements

                                DATA RACE, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED


                                                   Three Months Ended Dec. 31,                    Six  Months Ended Dec. 31,
                                              --------------------------------------        ---------------------------------------
                                                    1999                   1998                   1999                   1998
                                              ---------------        ---------------        ---------------        ----------------


Total revenue...........................      $        79,897        $       239,883        $       263,065        $        533,182

Cost of revenue.........................              196,949                253,618                365,644                 528,616
                                              ---------------        ---------------        ---------------        ----------------
      Gross profit......................             (117,052)               (13,735)              (102,579)                  4,566

Operating expenses:
  Engineering and product
   development..........................              816,927                570,479              1,654,083               1,136,011
  Sales and marketing...................              464,198                492,694                992,817               1,033,829
  General and administration............              688,232              1,380,104              1,930,227               2,822,732
                                              ---------------        ---------------        ---------------        ----------------
      Total operating expenses..........            1,969,357              2,443,277              4,577,127               4,992,572
                                              ---------------        ---------------        ---------------        ----------------
      Operating loss....................           (2,086,409)            (2,457,012)            (4,679,706)             (4,988,006)

Other income............................              125,749                 28,748                227,046                  56,129
                                              ---------------        ---------------        ---------------        ----------------

Loss from continuing operations.......             (1,960,660)            (2,428,264)            (4,452,660)             (4,931,877)

Income from discontinued operation......               57,094                194,433                170,553                 379,920
                                              ---------------        ---------------        ---------------        ----------------
      Net loss..........................      $    (1,903,566)       $    (2,233,831)       $    (4,282,107)       $     (4,551,957)
                                              ===============        ===============        ===============        ================

Per share data:
      Net loss..........................           (1,903,566)            (2,233,831)            (4,282,107)             (4,551,957)
      Effect of beneficial conversion
        feature of convertible
        preferred stock.................              (79,723)            (1,172,488)              (159,445)             (2,454,035)
                                              ---------------        ---------------        ---------------        ----------------
      Net loss applicable to common
        stock...........................      $    (1,983,289)       $    (3,406,319)       $    (4,441,552)       $     (7,005,992)
                                              ===============        ===============        ===============        ================
Net basic/diluted loss from continuing
        operations per common share           $         (0.10)       $         (0.23)       $         (0.22)       $          (0.50)
                                              ===============        ===============        ===============        ================
Net basic/diluted loss per common
        share                                 $         (0.09)       $         (0.22)       $         (0.21)       $          (0.48)
                                              ===============        ===============        ===============        ================
Weighted average shares outstanding.....           21,145,000             15,645,000             20,738,000              14,741,000
                                              ===============        ===============        ===============        ================

       See accompanying notes to interim condensed financial statements

                                DATA RACE, Inc.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED


                                                                                      Six Months Ended Dec. 31,
                                                                         --------------------------------------------
                                                                                1999                       1998
                                                                         ------------------         -----------------
Cash flows from operating activities:
 Net loss from continuing operations.............................        $       (4,452,660)        $      (4,931,877)
 Adjustments to reconcile net loss to net cash provided by (used
  in) operating activities:
  Depreciation and amortization..................................                   140,225                   173,228
  Non-cash consulting fee........................................                   520,086                 1,890,813
  Changes in assets and liabilities:
  Accounts receivable............................................                    34,374                  (141,850)
  Inventory......................................................                    21,447                   160,120
  Prepaid expenses, deposits, and other assets...................                   145,702                         -
  Accounts payable...............................................                  (131,866)                   85,104
  Accrued expenses...............................................                     6,921                  (641,276)
                                                                         ------------------         -----------------
   Net cash used in operating activities.........................                (3,715,771)               (3,405,738)
                                                                         ------------------         -----------------

Cash flows from investing activities:
 Purchase of property and equipment..............................                  (107,273)                   (5,695)
 Proceeds from sale of property and equipment....................                         -                     2,835
                                                                         ------------------         -----------------
   Net cash used in investing activities.........................                  (107,273)                   (2,860)
                                                                         ------------------         -----------------

Cash flows from financing activities:
 Net proceeds from the issuance of preferred stock...............                         -                 2,859,346
 Net proceeds from the issuance of common stock
   and related warrants..........................................                 4,089,684                 2,400,979
                                                                         ------------------         -----------------
   Net cash provided by financing activities.....................                 4,089,684                 5,260,325
                                                                         ------------------         -----------------
   Cash flows provided by discontinued operation.................                   317,334                   230,353
                                                                         ------------------         -----------------

Net increase (decrease) in cash and cash equivalents.............                   583,974                 2,082,080

Cash and cash equivalents at beginning of period.................                 7,654,978                 1,644,294
                                                                         ------------------         -----------------

Cash and cash equivalents at end of period.......................        $        8,238,952         $       3,726,374
                                                                         ==================         =================

       See accompanying notes to interim condensed financial statements

                                DATA RACE, Inc.
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                   UNAUDITED


1) Summary of Significant Accounting Policies
---------------------------------------------

Description of Business

DATA RACE, Inc. ("DATA RACE" or the "Company") designs, manufactures, and markets a line of communication products for remote access to the corporate environment. Its unique client/server product, the Be There/VocalWare Remote Access System, gives teleworkers access to all elements of corporate communications networks, including the Internet, Intranet and PBX. Through Be There!/VocalWare, remote workers send and receive e-mail, fax and phone calls simultaneously over a single communication connection.

Discontinued Business Segment

The Board of Directors approved, discontinuing the network multiplexer business segment effective January 20, 2000. The discontinued operations line item in the accompanying condensed statement of operations shows the results of this business segment for the periods presented. The Company does not anticipate a loss from the disposal of the network multiplexer assets.

The operating results of the discontinued operation are as follows (in thousands):


                                        Three months ended Dec. 31, 1999        Six months ended Dec. 31, 1998
                                        --------------------------------        ------------------------------
                                              1999           1998                    1999         1998
                                              ----           ----                    ----         ----
Net revenues                                 $ 249         $ 548                     $ 602        $1,165
Gross profit                                   132           248                       309           541
Net income                                      57           194                       171           380

Summaries of the assets and liabilities of the discontinued operation are as follows (in thousands):

                        Dec. 31, 1999           June 30, 1999
                        -------------           -------------
Current assets             $ 182                    352
Non-current assets            20                      5
                         -------                -------
                             202                    357
                         -------                -------
Current liabilities           29                     38
                         -------                -------
Net assets of
 discontinued operation    $ 173                    319
                         =======                =======


Basis of Presentation

The unaudited interim financial statements reflect all adjustments (consisting of normal recurring accruals) that in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the June 30, 1999 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. The condensed balance sheet data as of June 30, 1999 included herein has been derived from such audited financial statements. Interim period results are not necessarily indicative of the results to be expected for any future periods or the full year.

2) Earnings Per Share
---------------------

Net loss per share of common stock is presented in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Under SFAS No. 128, basic earnings/loss per share excludes dilution for potentially dilutive securities and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings/loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted loss per share approximates basic loss per share, as no potential common shares are to be included in the computation when a loss from continuing operations available to common shareholders exists. At December 31, 1999, the Company has stock options, warrants and convertible preferred stock outstanding which could result in the issuance of approximately 5,805,000 common shares.

3) Inventory
------------

Inventory is valued at the lower of standard cost (approximates first-in, first-out) or market (net realizable value). Inventory consists of the following:

                                       December 31,            June 30,
                                           1999                  1999
                                      --------------        --------------
                Finished goods        $       16,318        $       19,889
                Work in process               70,131                82,832
                Raw materials                 39,297               115,527
                                      --------------        --------------
                Total inventory       $      125,746        $      218,248
                                      ==============        ==============


Included in inventory at December 31, 1999 and June 30, 1999 is $52,098 and $123,153, respectively, of network multiplexer inventory.

4) Convertible Preferred Stock
------------------------------

In fiscal 1999, the Company completed the first and second closings of a private placement of its Series E and F Convertible Preferred Stock ("Convertible Preferred Stock") and related Common Stock Purchase Warrants ("Class B Warrants") to First Capital Group of Texas L.P. (the "Investor"), an investment firm managed by the Chairman of the Board of the Company, at an aggregate price of $750,000 for each closing. The Convertible Preferred Stock have a stated value of $1,000 per share; bear an 8% premium payable upon conversion or redemption or in liquidation (in the case of conversion the Company may elect to pay such premium in Common Stock); are non-voting except in limited circumstances; rank senior to the Common Stock in liquidation; and are redeemable at a premium at the option of the holder upon the occurrence of certain major corporate transactions and triggering events.

The Series E Convertible Preferred Stock is convertible into Common Stock at the option of the holder (subject to acceleration in certain events) at a conversion price equal to $1.00 (which represents a premium to the Common Stock closing price of $0.5938 on July 8, 1998, the date the Company reached an agreement in principle with the Investors regarding the terms of the Private Placement). The Series F Convertible Preferred Stock will be convertible into Common Stock at the option of the holder, (subject to acceleration in certain events) at a conversion price equal to the trailing five-day average closing bid price of the Common Stock on the date of the second closing, which was $3.43125. Subject to certain limitations, all Preferred Stock outstanding five years after the issuance date will convert automatically into Common Stock at the applicable conversion price. In each case, the number of shares of Common Stock issuable upon conversion of one share of Preferred Stock is computed by dividing the share's stated value of $1,000 by the applicable conversion price, plus any shares of Common Stock which the Company elects to issue in payment of the accrued premium on the Preferred Stock. As of February 11, 2000 none of the 750 shares of Series E Convertible Preferred Stock or 750 shares of Series F Convertible Preferred Stock had been converted.

5) December Private Placement
-----------------------------

On December 10, 1999, the Company completed a private placement of 1,904,761 shares of its common stock and warrants to purchase 571,429 shares of common stock to three institutional investors for an aggregate price of $4,000,000. The warrants are exercisable at a price of $3.00 per share through December 10, 2001. As of February 11, 2000, all warrants from the December private placement are outstanding.

6) Warrants
-----------

The Company has outstanding warrants, issued in connection with its private placement of Series A Convertible Preferred Stock, to purchase approximately 25,000 shares of common stock. These warrants are exercisable until January 2000 at an exercise price of $16.38 per common share.

The Company has outstanding warrants, issued in connection with its private placement of Series C Convertible Preferred Stock, to purchase approximately 54,000 shares of common stock. These warrants are exercisable until November 2000 at an exercise price of $6.44 per common share.

The Company has outstanding warrants, issued in connection with its private placement of Series E and F Convertible Preferred Stock, to purchase approximately 281,000 shares of common stock. These warrants are exercisable until January 2001 at an exercise price of $0.80 per common share.

The Company has outstanding warrants, issued in connection with its private placement of Series D Convertible Preferred Stock, to purchase approximately 60,000 shares of common stock. These warrants are exercisable until July 2000 at an exercise price of $0.6625 per common share.

The Company has outstanding warrants, issued in connection with its November 1998 private placement, to purchase approximately 957,000 shares of common stock. These warrants are exercisable until November 2000 at an exercise price of $2.25 per common share.

The Company has outstanding warrants, issued in connection with its June 1999 private placement, to purchase approximately 694,000 shares of common stock. These warrants, are exercisable until June 2001 at an exercise price of $4.02 per common share.

The Company also has outstanding warrants, issued in connection with its December 1999 private placement, to purchase approximately 571,000 shares of common stock. These warrants are exercisable until December 2001 at an exercise price of $3.00 per common share.

7) Segment Information
----------------------

In January 2000, the Company exited the network multiplexer business to concentrate all its efforts and resources on the Be There!/VocalWare remote access system. The Company, after exiting the network multiplexer business, operates in one business segment.

There are no intersegment revenues recorded by the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Results of Operations

Revenue from continuing operations for the three months ended December 31, 1999 decreased 67% to $80,000 from $240,000 in the comparable period of the prior fiscal year. Revenue from continuing operations for the six months ended December 31, 1999 decreased 51% to $263,000 from $533,000 in the comparable period of the prior fiscal year. These decreases were primarily due to the declines in custom modern revenue from the first quarter of fiscal year 1999 and decreased shipments to Sabratek Corporation in the second quarter of fiscal year 2000.

Gross profit margins from continuing operations for the three and six months ended December 31, 1999, were down from the comparable periods of the prior fiscal year. The decreased gross margins were primarily due to increased manufacturing variances attributable to reduced production volumes.

Revenue and gross profit margins for the discontinued network multiplexer segment have decreased from the comparable periods of the prior fiscal year. This decrease was primarily due to a declining market and the Company's decision to allocate its resources to the Be There!/VocalWare business.

Engineering and product development expenses from continuing operations for the three and six months ended December 31, 1999 increased 43% and 46%, respectively, from the comparable periods of the prior fiscal year. These increases were primarily due to outside contract engineering expenditures and workforce increases for the next generation of Be There!/VocalWare products.

Sales and marketing expenses from continuing operations for the three and six months ended December 31, 1999 decreased 6% and 4%, respectively, from the comparable periods of the prior fiscal year. These decreases were primarily due to reduced discretionary expenses.

General and administrative expenses from continuing operations for the three and six months ended December 31, 1999 decreased 50% and 32%, respectively, from the comparable periods of the prior fiscal year. These decreases were attributable to decreases in non-cash fees under the consulting agreement with Liviakis Financial Corporation for investor relations services offset in part by non-cash expenses incurred for litigation associated with the Company's patent infringement lawsuit with Lucent Technologies and additional accounts receivable reserve provisions associated with Sabratek Corporation.

Income tax benefits related to the losses for the three and six months ended December 31, 1999 were not recognized because the utilization of such benefits is not assured. As of December 31, 1999, the Company had federal tax net operating loss carryforwards of approximately $48,000,000, which expire beginning in 2008. The Internal Revenue Code section 382 limits NOL carryforwards when an ownership change of more than 50% of the value of stock in a loss corporation occurs within a three year period. Accordingly, the ability to utilize remaining NOL carryforwards may be significantly restricted.

Liquidity and Capital Resources

Operating losses have had and continue to have a substantial negative effect on the Company's cash balance. At December 31, 1999, the Company had approximately $8,239,000 in cash and cash equivalents.

In December 1999, the Company received net proceeds of approximately $3,700,000 from the issuance of common stock and warrants.

Historically, the majority of the Company's revenue was derived from shipments of custom modem and network multiplexer products. Revenue from shipments of custom modems has ended as the market has shifted away from custom modem products. The Company has exited the network multiplexer products business due to declining revenue in that segment and is now focusing its resources on the Be There!/VocalWare business.

The Company's strategy is to focus its sales efforts on establishing an increasing number of large customers using the Be There!/VocalWare products, to develop a new generation of products that will address the market's need for an easy-to-install software client that can run over the new broadband communications services, including DSL, cable modems, and IP networks, and to establish one or more strategic partnerships with well-established companies that would enhance the Company's market presence and credibility and provide financial assistance. The ability of the Company to successfully execute its strategy to increase sales is subject to numerous risks and such success cannot be assured. The Company's return to profitability and development of a more dependable revenue base depends on the success of the Be There!/VocalWare product line, which has not generated substantial revenue to date. The Company does not anticipate a return to profitability as long as its expenditures on the Be There!/VocalWare system remain disproportionate to attendant revenue.

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

Year 2000 Compliance

The Company has evaluated and adjusted all known date-sensitive systems and equipment for Year 2000 compliance. The assessment phase of the Year 2000 project is complete. Company personnel performed virtually all of the compliance. The total estimated cost of the Year 2000 conversion was not deemed material to the Company and has been expensed as incurred.

Although the Company to date has not experienced any problems associated with Year 2000 issues. The Company can not be certain that unexpected Year 2000 compliance problems of its products or its computer systems or the systems of its vendors, customers and service providers, will not occur. Any such problems could have a material and adverse affect on the Company's business, financial condition or operating results.

Disclosure Regarding Forward Looking Statements

Except for the historical information, this report contains various "forward-looking statements" which represent the Company's expectations or beliefs concerning future events, including expectations regarding the rate of use of existing cash and regarding the success of the Company's strategy to increase sales and return to profitability. The Company cautions that these forward-looking statements involve a number of risks and uncertainties and are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include lack of adequate capital; changing market trends and market needs; uncertainty regarding the breadth of market acceptance of the teleworker products; uncertainty regarding the length of the sales process; rapid or unexpected technological changes; new or increased competition from companies with greater resources than the Company; inability to resolve technical issues or overcome other development obstacles and the Company's success in developing new strategic and financial partnerships. Additional factors which qualify forward-looking statements are set forth in the Company's other SEC filings, including the Form 10-K for fiscal 1999 and the Form 10-Q for the quarter ended September 30, 1999. The Company's failure to succeed in its efforts, including its development of new strategic and financial partnerships, could have a material adverse effect on the Company's financial condition and operations.


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

                          Part II - Other Information

                                DATA RACE, Inc.

Item 1.  Legal proceedings
--------------------------

On October 29, 1999, the United States Magistrate Court (the "Court") issued its opinion in the Company's patent infringement lawsuit against Lucent Technologies ("Lucent"). The Court found that the Lucent Virtual Telephone product does not infringe the Company's patent claims. The Court also found that Lucent had failed in its challenge to the patent's validity and enforceability. The Company has filed an appeal of this decision.

Item 2.  Changes in securities
------------------------------

On December 10, 1999, the Company completed a private placement of 1,904,761 shares of its common stock (the "Common Shares") and warrants to purchase 571,429 shares of common stock (the "Warrants") to Cranshire Capital, L.P., Keyway Investments Ltd., and Lionhart Investments Ltd. (the "Investors") for an aggregate price of $4,000,000. The Warrants are exercisable at a price of $3.00 per share through December 10, 2001. The Company intends to use the proceeds from the private placement primarily for general corporate purposes.

The Company has filed a registration statement under the Securities Act covering the resale of the Common Shares and the shares of common stock issuable upon exercise of the Warrants. The Company will incur certain penalties if the registration statement is not declared effective by April 13, 2000. These penalties may be paid in cash or, at the Investors' option, in common stock. The penalty resulting from the late filing of the registration statement has been waived by the Investors as the delay was caused by one of the investors. In addition, if the Company issues additional shares of common stock prior to the effective date of the registration statement, then antidilution provisions contained in the securities purchase agreement may require the Company to issue additional shares of common stock to the Investors so as to prevent dilution of the Investors' investment in the Company.

In connection with the private placement, the Company granted to the Investors a right of first refusal to purchase additional securities issued by the Company (subject to certain exceptions including securities issued for a merger, consolidation, acquisition, or under existing stock option plans and outstanding convertible securities) to prevent dilution of the Investors' investment in Company stock prior to June 7, 2000.

As compensation for the investment by the Investors, the Company paid to a placement agent a cash fee equal to 6% of the gross proceeds received by the Company from the Investors.

THE SUMMARY OF THE DECEMBER PRIVATE PLACEMENT SET FORTH ABOVE IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE PURCHASE AGREEMENTS AND THE OTHER DOCUMENTS EXECUTED BY THE COMPANY IN CONNECTION WITH THE PRIVATE PLACEMENT. SUCH DOCUMENTS ARE

FILED (OR INCORPORATED BY REFERENCE) AS EXHIBITS TO THIS FORM 10-Q.

The offer and sale by the Company of the securities in the December Private Placement was made in reliance upon Section 4(2) of the Securities Act, the non-public offering exemption from the registration requirements of the Securities Act.

Item 3.  Defaults upon senior securities
----------------------------------------

None.

Item 4.  Submission of matters to a vote of security holders
------------------------------------------------------------

An annual meeting of shareholders of the Company was held on November 4, 1999. Dr. W. B. Barker, Jeffery P. Blanchard, Matthew A. Kenny, George R. Grumbles and Dwight E. Lee were elected as directors of the Company, each to hold office until the next annual meeting of shareholders or until his successor has been elected and qualified, subject to earlier resignation or removal. Additionally, the shareholders approved the DATA RACE, Inc. 1999 Stock Option Plan, approved the amendment to the Company's Articles of Incorporation, increasing the authorized number of shares of Common Stock, and ratified the appointment of KPMG LLP as independent accountants for the 2000 fiscal year.

The results of the voting at the annual shareholders meeting held on November 4, 1999 were as follows:
                                 Proposal No. 1
                            (Election of Directors)

Company Nominee                        For               Against            Non- Votes
---------------                        ---               -------            ----------
Dr. W. B. Barker                   16,957,459             928,158                -
Jeffery P. Blanchard               16,858,684           1,026,933                -
Matthew A. Kenny                   16,756,684           1,128,933                -
George R. Grumbles                 16,759,884           1,125,733                -
Dwight E. Lee                      16,754,884           1,130,733                -

The Company has also appointed to its Board of Directors Thomas Bishop and Byron Smith. These appointees will hold office until the next annual meeting of shareholders or until his successor has been elected and qualified, subject to earlier resignation or removal.

                                 Proposal No. 2
              (Approval of DATA RACE, Inc. 1999 Stock Option Plan)

For                    Against             Abstain           Non-Votes
--                     -------             -------           ---------
16,557,948             1,256,385           71,284                    -

                                 Proposal No. 3
(Approval of amendment to the Company's Articles of Incorporation increasing the authorized number of shares of capital stock)

For                    Against             Abstain           Non-Votes
--                     -------             -------           ---------
16,714,834             1,117,608           53,175                    -


                                 Proposal No. 4
             (Ratification of KPMG LLP as independent accountants)

For                    Against             Abstain           Non-Votes
--                     -------             -------           ---------
17,707,669             145,190             32,758                    -

Item 5.  Other information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits.
-------------

Exhibit                        Description
-------                        -----------

3.1 Articles of Amendment to the Articles of Incorporation of the Company, filed January 21, 1999. (a)
10.1 Securities Purchase Agreement dated December 10, 1999, by and among DATA RACE, Inc. and Cranshire Capital, L.P., Keyway Investments Ltd., and Lionhart Investments Ltd., as the Investors. (b)
10.2 Registration Rights Agreement dated December 10, 1999, by and among DATA RACE, Inc. and Cranshire Capital, L.P., Keyway Investments Ltd., and Lionhart Investments Ltd., as the Investors. (b)
10.3 Warrant Agreement, dated December 10, 1999, issued to Cranshire Capital, L.P. (b)
10.4 Warrant Agreement, dated December 10, 1999, issued to Keyway Investments Ltd. (b)
10.5 Warrant Agreement, dated December 10, 1999, issued to Lionhart Investments Ltd. (b)
27.0 Financial Data Schedule.  (c)

-----------
(a) Filed as an exhibit to Form S-3 Registration Statement No. 333-71319 effective April 20, 1999.
(b)  Filed as an exhibit to Form 8-K Current Report filed on December 17, 1999.
(c)  Filed herewith

(b) Reports on Form 8-K.
------------------------

A report on Form 8-K was filed on December 17, 1999, to report the completion of a private placement of common stock and common stock purchase warrants.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           DATA RACE, INC.

                           By:  /s/ James G. Scogin
                                -------------------------------
                                James G. Scogin, Vice President,
                                Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

                           Date:  February 17, 2000