Form 10-Q
period 2000-03-31
DATA RACE INC
filed 2000-05-15
CIK 890924

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q
                               QUARTERLY REPORT
    Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended                                   Commission File Number
  March 31, 2000                                                0-20706


                                DATA RACE, Inc.
            (Exact name of registrant as specified in its charter)


      Texas                                               74-2272363
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

 Securities registered pursuant to Section 12(g) of the Act:  Common Stock, no par value.



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

On May 10, 2000, there were 22,936,953 outstanding shares of Common Stock, no par value.

                                DATA RACE, Inc.
                              INDEX TO FORM 10-Q

                                                                          Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1. Interim Condensed Financial Statements (Unaudited):

        Condensed Balance Sheets as of March 31, 2000 and June 30, 1999....   3

        Condensed Statements of Operations for the Three Months
        and Nine Months Ended March 31, 2000 and 1999......................   4

        Condensed Statements of Cash Flows for the Nine Months
        Ended March 31, 2000 and 1999......................................   5

        Notes to Interim Condensed Financial Statements....................   6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................   9

Item 3. Quantitative and Qualitative Disclosure about Market Risk..........  11


PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings..................................................  12

Item 2.  Changes in Securities.............................................  12

Item 3.  Defaults Upon Senior Securities...................................  12

Item 4.  Submission of Matters to a Vote of Security Holders...............  12

Item 5.  Other Information.................................................  12

Item 6.  Exhibits and Reports on Form 8-K..................................  12

SIGNATURES.................................................................  13
----------

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  Interim Condensed Financial Statements
-----------------------------------------------


                                DATA RACE, Inc.
                           CONDENSED BALANCE SHEETS

                                                                                                As of
                                                                       -----------------------------------------------------
                                                                                March 31, 2000             June 30, 1999
                                                                       -------------------------------  --------------------
ASSETS

Current assets:
    Cash and cash equivalents....................................        $             7,114,625        $          7,654,978
    Accounts receivable, net.....................................                         10,182                      55,068
    Inventory....................................................                         83,860                      95,095
    Prepaid expenses and deposits...............................                           7,913                     153,615
    Net assets of discontinued operations.......................                         106,330                     319,351
                                                                         -----------------------        --------------------
        Total current assets........................................                   7,322,910                   8,278,107

Property and equipment, net......................................                      1,109,815                   1,178,309
Other assets.....................................................                         25,389                      25,389
        Total assets................................................        $          8,458,114        $          9,481,805
                                                                         =======================        ====================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable.............................................        $               106,442        $            230,216
    Accrued expenses.............................................                        554,197                     535,974
                                                                         -----------------------        --------------------
     Total current liabilities...................................                        660,639                     766,190

Commitments and contingencies....................................

Shareholders' equity:
     Convertible preferred stock.................................                      1,620,001                   1,460,556
     Common stock................................................                     51,745,343                  46,489,610
     Additional paid in capital..................................                      7,673,309                   7,464,287
     Retained earnings (deficit).................................                    (53,241,178)                (46,698,838)

        Total shareholders' equity...............................                      7,797,475                   8,715,615
           Total liabilities and shareholders' equity...............     $             8,458,114        $          9,481,805
                                                                         =======================        ====================



       See accompanying notes to interim condensed financial statements

                                DATA RACE, Inc.
                      CONDENSED STATEMENTS OF OPERATIONS

                                                    Three Months Ended March 31,                Nine  Months Ended March 31,
                                              --------------------------------------    -------------------------------------------
                                                   2000                   1999                   2000                    1999
                                              ---------------        ---------------        ---------------        ----------------
Total revenue...........................      $        45,077        $       231,918        $       308,142        $        765,100

Cost of revenue.........................              219,135                623,554                584,779               1,152,170
                                              ---------------        ---------------        ---------------        ----------------

   Gross profit(loss)...................             (174,058)              (391,636)              (276,637)               (387,070)
                                              ---------------        ---------------        ---------------        ----------------

Operating expenses:
 Engineering and product development....              763,496                519,174              2,417,579               1,655,185
 Sales and marketing....................              717,231                498,065              1,710,048               1,531,894
 General and administration.............              593,959                665,005              2,524,186               3,487,737
                                              ---------------        ---------------        ---------------        ----------------
   Total operating expenses.............            2,074,686              1,682,244              6,651,813               6,674,816
                                              ---------------        ---------------        ---------------        ----------------
   Operating loss.......................           (2,248,744)            (2,073,880)            (6,928,450)             (7,061,886)

Other income............................              100,775                 43,397                327,821                  99,526
                                              ---------------        ---------------        ---------------        ----------------

Loss from continuing operations........            (2,147,969)            (2,030,483)            (6,600,629)             (6,962,360)

Income from discontinued operations                    47,181                116,369                217,734                 496,289
                                              ---------------        ---------------        ---------------        ----------------
   Net loss.............................      $    (2,100,788)       $    (1,914,114)       $    (6,382,895)       $     (6,466,071)
                                              ===============        ===============        ===============        ================

Per share data:
   Net loss.............................      $    (2,100,788)       $    (1,914,114)       $    (6,382,895)       $     (6,466,071)
   Effect of beneficial conversion
    feature of convertible preferred
    stock...............................                   (0)            (1,072,462)              (159,445)             (3,526,497)
                                              ---------------        ---------------        ---------------        ----------------
   Net loss applicable to common stock..      $    (2,100,788)       $    (2,986,576)       $    (6,542,340)       $     (9,992,568)
Net basic/diluted loss from continuing
   operations per common share                $         (0.09)       $         (0.18)       $         (0.32)       $          (0.68)
                                              ===============        ===============        ===============        ================
Net basic/diluted loss per common share       $         (0.09)       $         (0.17)       $         (0.31)       $          (0.64)
                                              ===============        ===============        ===============        ================
Weighted average shares outstanding.....           22,819,767             17,099,358             21,421,480              15,517,285


        See accompanying notes to interim condensed financial statements

                                DATA RACE, Inc.
                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       Nine Months Ended March 31,
                                                                              ---------------------------------------------
                                                                                     2000                       1999
                                                                              ------------------         ------------------
Cash flows from operating activities:
 Net loss from continuing                                                     $       (6,600,629)        $       (6,962,360)
  operations..............................................
 Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
      Depreciation and amortization..............................                        217,452                    244,953
      Non-cash consulting fee....................................                        729,110                  1,890,813
      Gain on sales of property and equipment....................                          3,773                          0
      Changes in assets and liabilities:
         Accounts receivable.....................................                         44,886                    (92,115)
         Inventory...............................................                         11,235                    305,366
         Prepaid expenses, deposits, and other assets............                        145,702                          0
         Accounts payable........................................                       (123,774)                   (31,405)
         Accrued expenses........................................                         18,223                   (742,176)
                                                                              ------------------         ------------------
         Net cash used in operating activities...................                     (5,554,022)                (5,386,924)
                                                                              ------------------         ------------------

Cash flows from investing activities:
 Purchase of property and equipment..............................                       (133,245)                   (11,487)
 Proceeds from sale of property and equipment....................                              -                      2,835
                                                                              ------------------         ------------------
         Net cash used in investing activities...................                       (133,245)                    (8,652)
                                                                              ------------------         ------------------

Cash flows from financing activities:
  Net proceeds from the issuance of preferred stock..............                              -                  3,609,346
  Net proceeds from the issuance of common stock.................                      4,735,645                  3,045,255
                                                                              ------------------         ------------------
         Net cash provided by financing activities...............                      4,735,645                  6,654,601
                                                                              ------------------         ------------------

Cash flows provided by discontinued operations...................                        411,269                    418,625
                                                                              ------------------         ------------------

Net increase (decrease) in cash and cash equivalents.............                       (540,353)                 1,677,649

Cash and cash equivalents at beginning of period.................                      7,654,978                  1,644,294
                                                                              ------------------         ------------------

Cash and cash equivalents at end of period.......................             $         7,114,625         $        3,148,730
                                                                              ===================         ==================


        See accompanying notes to interim condensed financial statements

                                DATA RACE, Inc.
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS


1)  Summary of Significant Accounting Policies
----------------------------------------------

Description of Business

DATA RACE, Inc. ("DATA RACE" or the "Company"), doing business as IPaxess, as of May 1, 2000, is a leading provider of integrated IP based remote work solutions over multiple access media. The Company's VocalWare IP client/server product line provides users in remote locations with simultaneous access to critical corporate resources including phone, fax, Internet, and E-mail over a single connection via: DSL, cable modem, LAN, or high speed dial up through VPN, local ISP POP, or PSTN.

Basis of Presentation

The unaudited interim financial statements reflect all adjustments (consisting of normal recurring accruals) that in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 1999, and the Quarterly Reports on Form 10-Q for the quarters ended September 30, 1999 and December 31, 1999. The balance sheet data as of June 30, 1999 included herein have been derived from the audited financial statements included in such annual report. Interim period results are not necessarily indicative of the results to be expected for any future periods or the full year.

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

At March 31, 2000, the Company had outstanding stock options to purchase approximately 2,500,000 shares of common stock, 1,000 shares of Series D Convertible Preferred Stock, 750 shares of Series E Convertible Preferred Stock, 750 shares of Series F

Convertible Preferred Stock, and warrants to purchase approximately 2,617,000 shares of common stock outstanding. At March 31, 1999, the Company had outstanding stock options to purchase approximately 1,776,000 shares of common stock, 1,000 shares of Series D Convertible Preferred Stock, 750 shares of Series E Convertible Preferred Stock, 750 shares of Series F Convertible Preferred Stock, and warrants to purchase approximately 1,772,000 shares of common stock.

3)  Inventory
-------------

Inventory is valued at the lower of standard cost (approximates first-in, first-
out) or market.   Inventory consists of the following:

                                             March 31, 2000              June 30, 1999
                                         ---------------------        --------------------
                Finished goods           $        16,667              $       19,889
                Work in process                   29,209                      82,832
                Raw materials                     37,984                     115,527
                                         ---------------------        --------------------
                Total inventory          $        83,860              $      218,248
                                         =====================        ====================

4)  Convertible Preferred Stock
-------------------------------

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

The Series E Convertible Preferred Stock is convertible into Common Stock at the option of the holder (subject to acceleration in certain events) at a conversion price equal to $1.00 (which represents a premium to the Common Stock closing price of $0.5938 on July 8, 1998, the date the Company reached an agreement in principle with the Investors regarding the terms of the Private Placement). The Series F Convertible Preferred Stock will be convertible into Common Stock at the option of the holder, (subject to acceleration in certain events) at a conversion price equal to the trailing five-day average closing bid price of the Common Stock on the date of the second closing, which was $3.43125. Subject to certain limitations, all Preferred Stock outstanding five years after the issuance date will convert automatically into Common Stock at the applicable conversion price. In each case, the number of shares of Common Stock issuable upon conversion of one share of Preferred Stock is computed by dividing the share's stated value of $1,000 by the applicable conversion price, plus any shares of Common Stock which the Company elects to issue in payment of the accrued premium on the Preferred Stock. As of May 10, 2000 none of the 750 shares of Series E Convertible Preferred Stock or 750 shares of Series F Convertible Preferred Stock had been converted.

5)  December Private Placement
------------------------------

On December 10, 1999, the Company completed a private placement of 1,904,761 shares of its common stock and warrants to purchase 571,429 shares of common stock to three institutional investors for an aggregate price of $4,000,000.
The warrants are exercisable at a price of $3.00 per share through December 10,
2001.   As of May 10, 2000, all warrants from the December private placement are outstanding.

6)  Warrants
------------

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

7)  Segment Information
-----------------------

In January 2000, the Company exited the network multiplexer business to concentrate all its efforts and resources on the VocalWare remote access system. The Company, after exiting the network multiplexer business, operates in one business segment.

There are no intersegment revenues recorded by the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------


Results of Operations

Total revenue from continuing operations for the three months ended March 31, 2000 decreased 81% to $45,000 from $232,000 in the comparable period of the prior fiscal year. Revenue from continuing operations for the nine months ended March 31, 2000 decreased 60% to $308,000 from $765,000 in the comparable period of the prior fiscal year. These decreases were primarily due to decreased shipments to Sabratek, Inc. as a result of that customer's bankruptcy filing and declines in custom modem revenue from fiscal 1999. The Company discontinued custom modem production in the second quarter of fiscal 1999.

Gross margin loss for the three and nine months ended March 31, 2000, were down from the comparable periods of the prior fiscal year. The decrease in the loss is attributable to the decrease in workforce personnel associated with the discontinuance of the custom modem segment and the selling of the network multiplexer business to HT Communications on March 1, 2000.

Engineering and product development expenses for the three and nine months ended March 31, 2000 increased 47% and 46%, respectively, from the comparable periods of the prior fiscal year. These increased expenditures where primarily due to workforce increases associated with the development of the VocalWare product line and are expected to continue over the next several quarters as the product line is expanded and additional VocalWare products are introduced.

Sales and marketing expenses for the three and nine months ended March 31, 2000 increased 44% and 12% from the comparable periods of the prior fiscal year. These increases were primarily due to the Company's increased sales and marketing staff to support the new and next generation VocalWare product line.

General and administrative expenses for the three and nine months ended March 31, 2000 decreased 11% and 28% respectively from the comparable periods of the prior fiscal year. These decreases were attributable to decreases in non-cash fees associated with the consulting agreement with Liviakis Financial Communications and non-cash legal expenses associated with the Company's patent infringement lawsuit with Lucent Technologies. Further decreases were the result of the Company successfully recovering

100% of bad debt previously written off associated with the Sabratek Inc. bankruptcy, offset impart by the retirement package for Ben Barker.

Income tax benefits related to the losses for the three and six months ended March 31, 2000 were not recognized because the utilization of such benefits is not assured. As of March 31, 2000, the Company had federal tax net operating loss carryforwards exceeding $45,000,000, which expire beginning in 2008. The Internal Revenue Code section 382 limits NOL carryforwards when an ownership change of more than 50% of the value of stock in a loss corporation occurs within a three year period. Accordingly, the ability to utilize remaining NOL carryforwards may be significantly restricted.

Liquidity and Capital Resources

Operating losses have had and continue to have a substantial negative effect on the Company's cash balance. At March 31, 2000, the Company had $7,114,625 in cash and cash equivalents.

Historically, the majority of the Company's revenue was derived from shipments of custom modem and network multiplexer products. Revenue from shipments of custom modems has ended as the market has shifted away from custom modem products. The Company on March 1, 2000 sold its network multiplexer products business to HT Communications, Inc. for $350,000, which will be paid out in 15 equal monthly payments begining June 1, 2000. Also effective May 1, 2000, the Company discontinued its internet service provider OnePhoneLine.net. The Company is focusing its resources on the VocalWare business.

The Company's strategy is to focus its sales efforts on establishing an increasing number of large customers using the VocalWare product, to develop a new generation of products that will address the market's need for an easy-to-install software client that can run over the new broadband communications services, including DSL, cable modems, and IP networks, and to establish one or more strategic partnerships with well-established companies that would enhance the Company's market presence and credibility and provide financial assistance. The ability of the Company to successfully execute its strategy to increase sales is subject to numerous risks and such success cannot be assured. The Company's return to profitability and development of a more dependable revenue base depends on the success of the VocalWare product line, which has not generated substantial revenue to date. The Company does not anticipate a return to profitability as long as its expenditures on the VocalWare system remain disproportionate to attendant revenue.

The Company's ability to sustain operations, make future capital expenditures and fund the development and marketing of new or enhanced products is highly dependent on existing cash, the ability to raise additional capital, and the ability to successfully attract a strategic partner. The timing and amount of the Company's future capital requirements can not be accurately predicted. The failure to obtain such financing when needed and to attract a strategic partner would have a substantial adverse effect on the Company.

Year 2000 Compliance

The Company has evaluated and adjusted all known date-sensitive systems and
equipment for Year 2000 compliance.   Company personnel performed virtually all
of the compliance test work. The total estimated cost of the Year 2000 conversion was not deemed material to the Company and has been expensed as incurred.

Although the Company to date has not experienced any problems associated with Year 2000 issues, the Company can not be certain that unexpected Year 2000 compliance problems of its products or its computer systems or the systems of its vendors, customers and service providers, will not occur. Any such problems could have a material and adverse affect on the Company's business, financial condition or operating results.


Disclosure Regarding Forward Looking Statements

Except for the historical information, this report contains various "forward-looking statements" which represent the Company's expectations or beliefs concerning future events, including expectations regarding the rate of use of existing cash and regarding the success of the Company's strategy to increase sales and return to profitability. The Company cautions that these forward-looking statements involve a number of risks and uncertainties and are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include lack of adequate capital; changing market trends and market needs; uncertainty regarding the breadth of market acceptance of the teleworker products; uncertainty regarding the length of the sales process; rapid or unexpected technological changes; new or increased competition from companies with greater resources than the Company; inability to resolve technical issues or overcome other development obstacles and the Company's success in developing new strategic and financial partnerships. Additional factors which qualify forward-looking statements are set forth in the Company's other SEC filings, including the Form 10-K for fiscal 1999 and the Form 10-Qs for the quarters ended September 30, 1999 and December 31, 1999. The Company's failure to succeed in its efforts, including its development of new strategic and financial partnerships, could have a material adverse effect on the Company's financial condition and operations.


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

                          Part II - Other Information

                                DATA RACE, Inc.

Item 1.  Legal proceedings
---------------------------

On October 29, 1999, the United States Magistrate Court (the "Court") issued its opinion in the Company's patent infringement lawsuit against Lucent Technologies ("Lucent"). The Court found that the Lucent Virtual Telephone product does not infringe upon the Company's patent claims. The Court also found that Lucent had failed in its challenge to the patent's validity and enforceability. The Company has discontinued its pursuit of an appeal of this decision.


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

None.

Item 5.  Other information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits.
--------------

Exhibit
-------

27.0      Financial Data Schedule for the nine months ended March 31, 2000.(a)

__________________

(a)       Filed herewith.

(b)       Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             DATA RACE, INC.

                             By:  /s/ James G. Scogin
                                ---------------------
                                James G. Scogin, Senior Vice President
                                Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

                             Date:  May 12, 2000