Form 10-K405
period 2000-06-30
DATA RACE INC
filed 2000-09-28
CIK 890924

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K
                                 ANNUAL REPORT
    Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Fiscal Year Ended                               Commission File Number
      June 30, 2000                                            0-20706


                                DATA RACE, Inc.
            (Exact name of registrant as specified in its charter)

         Texas                                          74-2272363
(State of Incorporation)                   (I.R.S. Employer Identification No.)

                        6509 Windcrest Drive, Suite 120
                              Plano, Texas 75024
                           Telephone (972) 265-4000
              (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

On September 19, 2000, the aggregate market price of the voting stock held by non-affiliates of the Company was approximately $123,780,000 (For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates.)

On September 19, 2000, there were 26,241,648 outstanding shares of Common Stock, no par value.


                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders, expected to be filed within 120 days from the Company's fiscal year-end, are incorporated by reference into Part III.

                                DATA RACE, Inc.
                              INDEX TO FORM 10-K

                                                                                    Page
                                                                                  Number
PART I.
-------
Item 1.   Business..............................................................       3

Item 2.   Properties............................................................      18

Item 3.   Legal Proceedings.....................................................      18

Item 4.   Submission of Matters to a Vote of Security Holders...................      18

PART II.
--------
Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters..      19

Item 6.   Selected Financial Data...............................................      20

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...................................      21

Item 8.   Financial Statements and Supplementary Data...........................      25

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure...................................      43

PART III.
---------
Item 10.  Directors and Executive Officers of the Registrant....................      44

Item 11.  Executive Compensation................................................      44

Item 12.  Security Ownership of Certain Beneficial Owners and Management........      44

Item 13.  Certain Relationships and Related Transactions........................      44

PART IV.
--------
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......      45


                                    PART I.

ITEM 1. BUSINESS
----------------

DATA RACE, Inc. ("DATA RACE" or the "Company"), currently doing business as IP AXESS, designs, manufactures, and markets a line of innovative communications products to meet the needs of remote workers. The Company's lead product, the VocalWare(TM) IP remote access system, provides virtual presence to the corporate environment by allowing a remote worker to connect to the corporate office over a normal dial-up telephone line or a number of broadband access mediums such as DSL, cable modems, ISDN, ATM and frame relay, and simultaneously have full access to the corporate data network, the office phone extension, and the office fax system.

Historically, the Company's revenue has come from custom modem and network multiplexer products. The Company's modem business comprised the design and manufacture of special custom modems on an OEM basis for the manufacturers of notebook computers. Today's notebook computers generally do not use such custom modems. The market for the Company's network multiplexer products has been in a state of steady decline. These units, deemed counterproductive to the future of the Company, have been either sold or discontinued. To develop a more reliable revenue base and a return to profitability, the Company is depending on the success of the VocalWare IP product line.

The Company's VocalWare IP product line is intended to capitalize on the communications requirements of the rapidly growing number of "teleworkers" who need convenient simultaneous access to all of their corporate information assets
- voice, data and fax - when working from home or on the road. With VocalWare IP, a user can be logged in from home, a hotel room, or an airport lounge, reading e-mail and browsing the web. If a call comes into his normal office phone extension, an image of his office phone pops up on the screen and rings, showing Caller ID information. He can answer the phone, conference in colleagues, and transfer the call, all while continuing his data work. At the same time, he can read faxes sent to his office or can send faxes. The Company refers to this set of capabilities as Telepresence(TM). If working at home, normal home phone calls can also ring through while the data session continues, without requiring a second phone line.

Since its introduction, VocalWare IP has received numerous accolades from the trade press, including Computer Telephony Magazine and Fortune Magazine. The coverage we have received in the last year has been in the form of "Product of the Year" awards, including Computer Telephony Spring Expo, March 2000 "Best of Show Award," C@ll Center CRM Solutions, January 2000 "Product of the Year Award"
             ----
and Communications Solutions Expo, fall 1999 "Best of Show Award." The product has also received consistently positive comments from its users for its functionality and ease of use.

The company completed its second generation development efforts in August 2000, completing the evolution of its Be There! narrowband remote access solution into a integrated narrowband and broadband access server. This second generation solution allows users to access their office voice, data and fax resources over any access medium and works with all of the leading manufacturers of voice and data products.

The Company seeks to capture a leadership position in the market for remote access solutions by capitalizing on its unique advanced technology, its patents, other intellectual property and on developing relationships with leading network and solution companies, which have influence with enterprise customers.


                               Industry Overview

The Company operates within the remote access segment of the digital communication products industry. VocalWare IP represents a new product category in this industry bridging the gap between traditional voice and data solutions. This industry has been characterized by high rates of growth and change due to the emergence of the Internet and e-commerce. As the basis for value within the global economy shifts from goods to information, global instantaneous access to all forms of information, whether by phone, fax, or data link, is transitioning from a luxury to a necessity for businesses. This need to give dispersed-knowledge workers and consumers' instantaneous access to all forms of information has created a multi-billion dollar remote access market.

The Enterprise Market

As the workforce shifts from production worker to knowledge worker, the need for companies to physically cluster their workers is diminishing in many industries. Allowing employees to work at home or another location remote from the corporate office offers substantial advantages to the employer, to the employee, and to society as a whole. To the employer, remote work can yield improved productivity, reduced turnover, reduced facility cost, the ability to hire from a broader national labor pool, and an economical way of complying with the mandates of legislative initiatives such as the Clean Air Act, the Americans with Disabilities Act, and the Family and Medical Leave Act. To the employee, remote work offers improved quality of life by reducing commuting time and frustration, providing more family time, and the flexibility to live further from the workplace. To society, remote work can offer reduced traffic congestion and pollution.

Traditionally, companies have provided remote access services to their employees by purchasing and deploying data-only remote access hardware and software within the company. Recently, an increasing number of companies have begun to outsource their remote access capabilities to outside service companies.

The VocalWare IP remote access family of products is intended to meet the needs of teleworkers; specifically mobile professional telecommuters and remote call center agents. Jack M. Nilles, a noted analyst of and consultant for telecommuting and president of JALA International, Inc., estimates that there are approximately 20 million teleworkers in the United States in 2000. He also projects a growth rate of 18%, which would represent more than 45 million teleworkers in 2005 and 104 million in 2010.

Mobile Professional

The Company's VocalWare IP product line addresses the needs of so-called "mobile professionals," traveling workers who require efficient, readily available, phone, data, and fax connectivity to their offices. Because mobile professionals are often highly compensated, any increase in their productivity is generally worth a great deal to their employers. When working from a hotel room or airport lounge, a mobile professional often needs to retrieve and reply to e-mail, voice mail, and fax traffic, all within a very limited time. At other times, the mobile professional may need to work collaboratively with a colleague on a document while discussing it on the phone.

The Company believes that the needs of the mobile professional are uniquely met by the VocalWare IP system. VocalWare IP can increase a mobile professional's productivity by providing simultaneous phone, fax, and data connectivity to the office. When working from a hotel room or airport lounge, a mobile professional can use the VocalWare IP system to quickly retrieve and reply to e-mail and fax traffic while simultaneously making phone calls and taking calls placed to his or her personal office phone. In addition to productivity improvements, VocalWare IP can yield substantial hard-dollar savings for companies as a result of reduced cellular phone costs, hotel telephone surcharges and calling card rate long-distance charges.

Telecommuters

Over the past several years, an increasing number of companies have adopted telecommuting programs, either on a trial basis or as permanent programs, due to a variety of economic, social, and legislative pressures. Studies in the last few years have shown that there are substantial economic benefits to corporations with telecommuting programs. More importantly, numerous studies of telecommuting programs done in recent years have documented productivity improvements among telecommuters, typically in the range of 10% to 30%. Contributing to this improvement is the reduction in non-business discussions with colleagues and the longer hours worked after dinner or at other periods outside the traditional working day by someone whose office is in the home. Because a commute is not required, companies are able to tap into labor resources for short peak-hour periods during the day in ways that were impractical before telecommuting. The economic benefits currently outweigh the incremental costs by such a large margin that for the foreseeable future, technology, not price, will remain one of the major selection criteria for telecommuting products. There are also a variety of legislative forces behind the increases in telecommuting. The Clean Air Act of 1990 encourages cities in non-attainment zones to implement plans to reduce automobile emissions. Telecommuting is a convenient and economical method of reducing such emissions. The Family and Medical Leave Act and the Americans with Disabilities Act both require companies to offer accommodations to workers who may not be able to work daily in the corporate office, but who may be able to work from home for all or part of a day.

In addition to the legislative and economic forces, there are significant social forces driving the increase in telecommuting. Eliminating the daily commute has clear benefits for the environment and for traffic. Telecommuting also improves workers' lifestyles as the time lost to commuting is recovered for more leisurely activities. In addition, the ability to spend the day at home with the family is attractive to many workers. For these and other reasons, studies report that telecommuting improves employee morale and reduces employee turnover.

With VocalWare IP, a telecommuter can use the office PBX or Centrex and its many features to send or receive network faxes and check e-mail all at one time using one conventional phone line. Incoming calls to the business phone ring immediately in the home so that telecommuting is completely transparent. Four-digit extension calls transfer automatically, so even co-workers can't tell who is working from home. VocalWare IP makes telecommuters more productive by allowing them to accomplish multiple tasks simultaneously.

Remote Call Center Workers

Call center workers are generally groups of workers that deal with customers over the telephone. Airline reservation centers are such an example in which workers are connected by phone to the customers and by a network to a computer database containing flight and space availability information. In certain applications, workers must also send and receive faxes. Incoming phone calls are typically routed through specialized computer systems to the next available worker. Computers allow the monitoring of individual and overall performance.

Hiring and employee scheduling are two of the most challenging and costly aspects of call center management. Many call centers operate on a 24 hour-a-day, 7 day-a-week basis, with peak call hours varying by industry, and by whether the call center is inbound, outbound or both. It is often more economical to staff the call center, at least partially, with part-time employees working from home. Such remote call center workers, often parents of young children who cannot afford to be away from home, can nevertheless work productively for a limited number of hours while their children are napping, at school, or otherwise occupied. Such part-time employees typically receive reduced benefits, making them less costly to their employers. Very substantial capital savings may also be realized, as additional facilities do not need to be built to house these workers. DataMonitor a leading research firm in the call center market estimates a cost saving of approximately $6,000 per agent when using the VocalWare IP remote agent solution.

Without VocalWare IP, connecting remote workers to call centers is problematic. Such workers need a telephone connection to the customer and a simultaneous data connection to the database, and often the ability to send and receive faxes. To enable a remote call center worker to operate in this mode would generally require the installation of multiple additional telephone or ISDN lines to the worker's home. In addition to the expense of these connections, it may take several months to get the service installed, connected, and operating properly. With the high turnover rates common among call center employees, it may not be feasible to have these services installed during the employee's tenure, and is typically economically impractical.

With the VocalWare IP system, the remote call center agent can use the office PBX and ACD systems with all of their functionality while they simultaneously access the corporate LAN for account information, as well as process screen pops. That means remote agents can send a network fax, access the Internet, talk to a customer and review account information all at the same time.
Incoming calls ring immediately at the remote site. Furthermore, a unique feature of the VocalWare IP system allows any calls placed to the worker's home phone to be re-routed through the call center and back to the worker. In this way, an emergency call from the school nurse, for example, will not be blocked because the worker's phone line is tied up with the connection to the call center. VocalWare IP provides the cost-effective, comprehensive solution that allows call center agents to work from home as productively as they would in the office.

Remote Offices

The benefits that VocalWare IP brings to the branch office are the ability to do true dynamic office space allocation. The flexibility of the VocalWare IP server and combination of voice and data over any IP connection enables the facilities manager to make every LAN outlet a portal to the enterprise's entire communication network. VocalWare IP reduces the need for customer premise equipment, such as physical devices, which many PBX extender products require. VocalWare IP can save companies up to $500 per user for every employee that is relocated to a branch office by eliminating the need for a switch technician to establish telephone service and reassign telephone numbers and reallocate inside wire to the new user. The enterprise VocalWare IP solution enables greater economies of scale and communications by aggregating all of the branch office traffic into headquarters, thereby allowing effective utilization of inter-exchange carriers and local exchange carriers. Once again, the enterprise is able to achieve greater economies of scale and communications by aggregating all of the branch office traffic into headquarters. Another important feature for the branch offices is total flexibility no matter where the user moves in the enterprise. Whether the user is at the headquarters location or at a branch location, the LAN and voice communications are the same. With common dialing users retain all of their phone features. This means that employees who move between headquarters and branch locations are able to keep their same phone number and even more importantly, they do not have to learn new phone features and dial-in protocols. Since we are utilizing the centralized PBX instead of buying remote key systems and other remote access devices, we are getting more effective utilization of the enterprise network, thus enabling a greater ability to manage bandwidth requirements.

The use of hoteling or telecenters for office space allocation allows enterprises with a highly mobile workforce to dynamically assign office space based upon the need at that current time. Some of the key applications that fit a hoteling model are consulting firms, auditors, and in general any employer that has numerous employees that travel a good portion of the time.


                                   Strategy

The Company's strategy is to provide innovative, first-to-market, high-value-added solutions. In devising product solutions, the Company typically attempts to obtain input from prospective customers throughout the development process. The Company applies substantial engineering and technical capabilities to incorporate current remote access technologies, as well as the Company's own technological innovations and advances to the design of products intended to meet the market needs of the customer. Products are typically manufactured through outside contract manufacturing. The Company has a growing direct and channel sales operation to manage corporate accounts and strategic partnerships.

The Company believes that it has developed unique remote access technology for the integration of voice and data using Internet Protocols, and it has incorporated this technology into its VocalWare IP product line. The Company has focused its VocalWare IP sales efforts on the enterprise market segment. Its strategy has been to maintain a direct sales force while simultaneously developing distribution partners. The direct sales force is intended to sell directly to large potential customers and to support the initial sales efforts of the partners. The Company's sales process relies on a four-step selling cycle. First, the salesperson calls upon a sales prospect to present and demonstrate the VocalWare IP product. In the second step, upon receipt of a conditional purchase order from the customer, the Company installs a trial system in the corporate offices of a prospect for technical evaluation. At the end of the specified trial period (usually 30 days) the Company will invoice the customer for the VocalWare product. In the fourth step, the Company anticipates that the number of users would then expand, as the benefits were experienced first-hand within the operating groups of the large target companies.

The Company believes that its strategy to generate significant sales to the enterprise market is dependent upon success in two important areas. First, the Company's sales resources are focused upon moving its early customers to rolling out the VocalWare IP products to a large number of their employees. The Company believes that such large-scale operational reference customers are critical to overcoming the Company's lack of name recognition and credibility in convincing new prospects to buy VocalWare IP. Second, the Company is attempting to establish one or more strategic relationships with other companies who have established name recognition and sales/distribution capabilities. The Company believes that such partnerships greatly increase the visibility of its product with prospective customers and provide these partners with a unique solution to offer their customers. The company has achieved significant progress in the development of these strategic relationships with companies such as Time Warner Cable-San Antonio, MCI\Worldcom, Amartech LTD. and Associated Global Partners/Lynxus, Inc.

                                   Products

VocalWare IP Remote Access System

VocalWare IP is a remote access system which allows a worker who is away from his office to connect in over a conventional phone line, or broadband connection such as DSL, ISDN or cable modem service, and have simultaneous access to his office telephone, fax, data network and Internet connections. The user can be connected from home or from a hotel room, anywhere in the world that Internet access is available. While reading and writing e-mail, synchronizing notes and calendars and surfing the Internet, a colleague or an outside caller calls the user's office. An image of the user's office phone pops up on his screen, rings and presents the caller's ID without interrupting the data connections. He answers the phone and carries on a normal business conversation while continuing to read e-mail and do other data work. He can also send a fax to the person he is talking to (or to anyone else) and receive faxes sent to his office while continuing to talk and use the full data capabilities. He can conference in colleagues in his office or transfer the call to colleagues by simply using the same button sequence on his phone that he would use if he were in the corporate office. The user is provided with Telepresence(TM) in his remote office - the ability to work as if he were in his office, so transparently that callers cannot tell the difference. Unlike other solutions, the telephone conversation is of such high quality that typical callers will likely not be able to tell that he is using a technology other than his normal office phone even during periods of large data transfers on that same line.


Existing Approaches

The needs of teleworkers are currently being met by a variety of partial solutions, including computer modems and remote access servers to provide data connectivity; telephones (including cellular phones), PBX extenders, DSL, and a variety of software products and communications services providing some degree of phone access; and fax servers, fax modems, and software, as well as remote physical fax machines to support remote fax access. Although technology is advancing rapidly, the partial solutions currently available typically require multiple phone lines or ISDN lines, which are often unavailable and are generally expensive where they are available. These solutions also generally require that the user act as systems integrator to cause all of these disparate systems and services to function in unison. Such partial solutions fail to accomplish the fundamental objective of a remote access system, namely to allow teleworkers to perform their jobs at remote locations just as effectively as they would in their offices.

The VocalWare IP Solution

To address the teleworker market needs, the Company has developed the VocalWare IP system. With the VocalWare IP remote access system, e-mail, file server, intranet, Internet, fax and other data connections are supported, as they would be in the office. An image of the worker's office telephone appears on the worker's computer screen and has the same functions it would have in the office. The teleworker can dial colleagues or place local or long-distance calls through the company's WATS lines as if present in the office. Colleagues who dial a teleworker's extension, or outsiders who call in on the teleworker's corporate office direct line, will automatically and immediately be connected to the teleworker in the remote location, all without disturbing the data connections on which the teleworker is reading e-mail or browsing the Web. At the same time, the teleworker can send and receive faxes over the company's fax server, again without interrupting the phone and data connections. The Company refers to this transparent combination of data, fax, and voice features that enable a remote worker to operate just as he or she would in the office as Telepresence/TM/.

Current Product

A VocalWare IP remote access system is made up of client software and accessory products installed on the user's desktop or notebook computer, and a server installed at the office. These components, along with their connections, are diagrammed in Figure 1.

                                  [FIGURE 1]

                   Figure 1 - VocalWare IP System Components


VocalWare IP is the next generation of the Company's integrated IP based voice and data solutions. The VocalWare IP, boasting patented voice-quality technology, utilizes the powerful new generation of Pentium processors to perform speech and data compression, as well as multiplexing functions while using the computer's microphone speaker and sound systems to act as a telephone. The equipment is easy to install, use and manage and the VocalWare IP Enterprise Access server is able to communicate with any industry-standard v.80-capable modem. VocalWare also features a comprehensive suite of simulated phones that provide a user-friendly interface and function as a user's own office environment. This allows employees to spend less time learning new software and more time being productive using VocalWare's phone, fax, e-mail and Internet capabilities.

The Company is also releasing two other client accessory products for inclusion in the VocalWare IP family - VocalWare Turbo/TM/, and VocalWare RealPhone/TM/. These new products will provide the benefits of VocalWare 56k bandwidth, improved voice quality and flexibility for those users whose systems do not fully meet the basic requirements for VocalWare.

The VocalWare Turbo is designed to work with laptops. It takes the place of the sound-system and off-loads voice compression from the CPU. The RealPhone, which targets desktop systems, connects to a standard home telephone (including cordless phones) and features an industry-standard modem in addition to the functions of VocalWare Turbo. This enables it to replace the previous generation of client cards. Both the VocalWare Turbo and VocalWare RealPhone products will increase the market of users able to enjoy the benefits of working with VocalWare IP.

The VocalWare IP Enterprise Access Server transforms a computer into an office. When in the office, a user simply connects to the office network and works normally. When at home, the user can connect with cable modem, DSL line, ISDN line or a dial-up modem and click on the VocalWare IP icon to be connected to the office network, telephone and fax. The VocalWare IP Enterprise Access Server supports V.90 (so-called "56k") connections, higher port densities to support greater numbers of users per server, redundant fault-tolerant configurations, voice over IP connections and users connecting over Local Area Networks (LANs), DSL lines and cable modems.

                      Technology and Product Development

The Company believes that the extension and enhancement of the existing VocalWare product line and the development of new products that leverage state-of-the-art local and wide-area connectivity technologies to provide remote access to both corporate data and telephony facilities are critical to its future success. The Company seeks to implement its innovative products using the latest industry standards and technologies, thus enabling the Company to develop and introduce products quickly in response to customer requirements and identified market trends.

When appropriate industry standards are not available, the Company may, from time to time, introduce and promote the required new standards in the various industry forums and standards organizations.

The Company regularly uses information derived from interaction with key customers, its distribution channel partners, participation in industry standards organizations, and market and technical research to set its development directions and make design and product decisions.

Users of the Company's products for telephone communication expect a standard of reliability closer to that for normal telephony than that for normal data communications software and other software applications. As a result, the Company's development priorities include significant testing, quality assurances as well as focus on development and planning methodology and processes.

Company-sponsored research and development expenses for continuing operations were $3.3 million, $2.4 million, and $3.1 million for fiscal years 2000, 1999, and 1998, respectively.

                          Manufacturing and Suppliers

The Company purchases key components used in the manufacture of its products from third-party suppliers. The Company ordinarily avoids fixed long-term commitments for components. This allows the Company to better coordinate component inventory build-up and to select suppliers who have the most technologically advanced, cost-effective components available at the time.

The Company has moved all of its production for customer goods to outside turnkey system integrators. We qualify and monitor our system integrators and subcontractors through a stringent vendor-quality program to ensure they consistently provide a quality product on time. This strategy was adopted to increase our flexibility and effectiveness in responding to customer needs. At the same time, it allows us to reduce our overall manufacturing costs by leveraging key strategic partnerships developed by our system integrators with their suppliers. We are continually searching to find top quality system integrators and subcontractors to ensure that we can always meet our customers' requirements with the highest quality product.

                  Marketing, Sales, Distribution and Support

In order to successfully penetrate the enterprise market, the Company believes that it will need to maintain a small direct sales force while simultaneously developing distribution partners. The small direct sales force is intended to sell directly to large potential customers and to support the initial sales efforts of the partners.

                                  Competition

Historically, there has been little to no other direct competition with VocalWare. However, there are alternative solutions available today and other related products and services have recently been announced. Many prospective customers, especially "mobile professionals", can use a cell phone along with a notebook computer and modem to receive many of the benefits of VocalWare. Certain PBX extender products (including those from MCK, Multitech, and TelTone) can provide some of the benefits of VocalWare to teleworkers working from home. In addition, ISDN, DSL and cable modem services provide some of the benefits of VocalWare, in that they can provide simultaneous voice and data without tying up the primary home phone line.

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

In the current market, in which voice and data communications are converging rapidly, the Company believes that the intellectual property of its "virtual presence to an office" product innovations may be of significant strategic value. Therefore, the Company protects its new ideas by regularly filing patent applications on new product concepts and implementation methods. In June 1998, the United States Patent and Trademark Office issued patent number 5,764,639 entitled "System and Method for Providing a Remote User with a Virtual Presence to an Office." The patented system and method provide remote users with the ability to work outside of the office just as if they were physically located in the corporate office. The Company also has other patents issued and pending related to the VocalWare IP product technology. The Company intends to aggressively protect its rights under its patents. See "Certain Business Risks
- Intellectual Property Disputes Could Be Costly and Disruptive and Affect the Validity of Our Patents."

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

                                    Backlog

The Company's backlog at June 30, 2000 was approximately $6,600,000. The Company does not believe that its backlog as of any particular date is necessarily indicative of future sales because, as is customary in the industry, the Company often allows changes in delivery schedules or certain order cancellations without significant penalty, and because the time between order placement and shipment is short.

                                   Employees

As of June 30, 2000, the Company employed 59 employees, including 5 in manufacturing, 23 in engineering, 19 in sales, marketing and customer support, and 12 in general and administration. None of the Company's employees are represented by a labor union. The Company believes its relations with its employees are good. Competition for qualified personnel is intense, especially for talented engineers and senior marketing personnel, and the Company believes that its prospects for future growth and success will depend, in a significant part, on its ability to retain and continue to attract highly skilled and capable personnel in all areas of operations.

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

Our Future Success Depends on the Success of Recently Introduced VocalWare Products

Our success depends almost entirely on the success of our VocalWare product line. The failure of our VocalWare products to achieve success would likely have a material adverse effect on our business and our ability to continue operations. The Be There! system which was the predecessor to VocalWare had very limited success and failed to generate significant revenue since its release in 1997. The majority of our historical revenue has come from products other than Be There!/VocalWare, and we are no longer manufacturing or selling those other products. In March 2000, we sold our network multiplexer business segment to concentrate all our efforts on the VocalWare product line. The market may not accept our VocalWare products for a variety of reasons. Our inability to penetrate our target markets and increase VocalWare sales would adversely affect our business and operations.

Our Success is Dependent on Relationships with a Strategic Partner

Our business strategy is heavily dependent on our ability to establish and sustain strategic relationships with one or more partners who can enhance our market presence and credibility and who can provide needed capital. Our inability to develop and sustain such strategic relationships could have a material adverse effect on our business and prospects.

Our Dependence on Third Party Manufacturers Increases Potential Manufacturing Problems and Other Risks

Our dependence on third party manufacturers could adversely affect our business, customer relationships, or operating results. We use third party manufacturers to assemble our products. Because of this reliance on third party manufacturers we cannot always exercise direct control over manufacturing quality and costs. We may also have problems with production schedules of our products because of other demands placed on the third party manufacturers.

We Will Likely Need Additional Capital to Sustain Operations

We may be required to suspend some or all of our operations if we cannot obtain additional capital when needed. It is possible that sources of capital, such as investors, lenders or strategic partners, may perceive our recent history of losses, current financial condition, or lack of significant VocalWare product sales as too great a risk to bear. As a result, we may not be able to obtain additional capital on favorable terms, if at all. Further, if we issue equity securities, shareholders may experience additional dilution or the new equity securities may have rights and preferences senior to the common stock. Even if our sales grow, we may require additional capital to hire additional personnel and increase inventory levels. We cannot predict the timing and amount of our future capital requirements.

We Have a History of Operating Losses and Expect to Have Continued Losses

We have suffered substantial recurring losses, and our VocalWare products have not generated significant revenue. We may never return to profitability or generate future revenue levels sufficient to support our operations. In recent years we have funded operations from the sale of equity securities. We expect to continue to incur significant product development, sales and marketing, and administrative expenses and, as a result, will need to generate significant revenue to achieve profitability.

The Market for Our VocalWare Products May Not Develop as We Anticipated

The VocalWare products have not yet been and may never be widely accepted in the market. We can not be assured that we will establish a market for VocalWare products or establish our credibility in that market. The market may elect to embrace alternative products or service solutions to satisfy the need for communication between the corporate headquarters and workers who are away from their headquarters. The potential market for our VocalWare products may be affected by various factors, including changes in market trends and market needs and changes in technology. The actual rate of growth and size of the market may not reach expected levels. Our business will be adversely affected if the market does not develop or we are not able to penetrate it as we hope.

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

Competition from Companies Having Greater Resources Could Adversely Affect Us

The communications industry is intensely competitive. The competitive pressures we face could materially and adversely affect our business, financial condition or operating results. Several of our existing and potential competitors have far more extensive financial, engineering, product development, manufacturing, and marketing resources than we have. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote much greater resources to the development, promotion, and sale of their products and services than we can. Many of these competitors have far greater brand recognition, which places us at a competitive disadvantage. In addition, some competitors have a lower cost structure that gives them a competitive advantage on the basis of price. There is a growing array of solutions for communication between the corporate headquarters and remote workers, presenting a variety of alternatives to our VocalWare products. We expect new competing alternatives to arise as new technologies develop.

Our Business Could Suffer if We Lose Key Personnel or Cannot Attract Qualified Personnel

The loss of key personnel could have a material adverse effect on our business. Our success is dependent largely on the skills, experience and performance of key management, sales and technical personnel. We are especially dependent on our president and chief executive officer and other senior officers, and our VocalWare products sales executives. We are also dependent on key technical personnel to introduce new products and to remain in the forefront of technological advances. All of our senior executives and other employees are employed on an "at-will" basis. We do not have any insurance on our employees. Our future success will also depend on our ability to attract highly skilled personnel. Competition for qualified personnel is intense in our industry and we may not be able to retain our key employees or attract and retain other qualified personnel.

Our Limited Customer Base Could Adversely Affect Our Operating Business

We have a limited number of customers for our products and a loss of a key customer or a reduction or delay in orders from the customer could materially and adversely affect operating results. In addition, although we have not yet recorded significant revenue from our VocalWare products, we are currently attempting to market them to large corporations, as well as to smaller businesses. If we do succeed in attracting large customers, the revenue from VocalWare products could fluctuate significantly according to the purchasing cycle of those limited number of large customers. We do not generally have and may not obtain minimum product purchase commitments from our customers. Cancellation of orders by important customers could have a substantial effect on our revenue.

The Inability to Protect Our Proprietary Technology Could Reduce Our Competitive Advantage

Intellectual property laws of the United States and foreign countries may not be adequate to protect our proprietary rights. Because our success depends in part on our technological expertise and proprietary technologies, the loss of our proprietary rights could have a material adverse effect on our business. We rely on trade secret protection and, to a lesser extent, on patents and copyrights to protect our proprietary technologies. These steps may not be adequate to deter misappropriation or infringement of our proprietary technologies. Competitors may also independently develop technologies that are similar or superior to our technology. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.

Intellectual Property Disputes Could Be Costly and Disruptive and Affect the Validity of Our Patents

We may be involved in intellectual property litigation, which could adversely affect our intellectual property rights, could be costly, and could divert management's attention away from the business. We believe that the communications industry is a competitive environment where intellectual property disputes are likely to arise. We may be required to bring or defend against litigation to enforce our patents, to protect our trademarks, trade secrets, and other intellectual property rights, to defend against infringement claims, to resolve disputes under technology license arrangements, and to determine the scope and validity of our proprietary rights or those of others. In addition, intellectual property disputes may be initiated against us for tactical purposes to gain competitive advantage or overcome competitive disadvantage, even if the merits of a specific dispute are doubtful. Our limited resources may limit our ability to bring or defend against intellectual property litigation. Adverse determinations in litigation, including litigation we initiate, could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties, or prevent us from manufacturing or selling our products. In addition, any litigation can be expensive and divert management resources. Any of these consequences could materially adversely affect our business, financial condition and operating results.

Our Financial Condition and Operating Results Could be Adversely Affected If We Do Not Manage Inventory

Our business and financial condition could be materially adversely affected if we do not effectively manage purchasing activities in the face of uncertain revenue levels. In the past we have substantially increased our inventory levels to meet anticipated shipment requirements. Increased levels of inventory could adversely affect our liquidity or increase the risk of inventory write-offs.

We Could Be Adversely Affected If Our Products Fail to Meet FCC and Other Regulatory Standards

The failure of our products to conform to the regulations established by the Federal Communications Commission or similar foreign regulatory bodies or to meet applicable testing requirements could adversely affect our business. The FCC and other foreign regulators regulate aspects of our products. Our products must typically be tested before they are sold. Foreign authorities often establish telecommunications standards different from those in the United States, making it difficult and more time consuming to obtain the required regulatory approvals. A significant delay in obtaining regulatory approvals could delay the introduction of our products into the market and adversely affect operating results. In addition, changes in regulations or requirements applicable to our products could affect the demand for our products or result in the need to modify products, either of which could involve substantial costs or delays in sales and adversely affect our operating results.

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

Anti-Takeover Measures Could Prevent or Delay a Change in Control of Our Company

Our shareholder rights plan could have the effect of delaying, deferring, or preventing a change of control of our company and might make it difficult to replace incumbent management. In addition, provisions of our Articles of Incorporation may have the effect of discouraging unsolicited proposals to acquire control over us. Our Board of Directors can, without obtaining shareholder approval, issue shares of preferred stock having rights that could adversely affect the voting power of holders of our common stock, including the right to vote as a class on any proposed change of control. In addition, Texas corporate laws, including the Texas Business Combination Law, could also have the effect of hindering or delaying a takeover bid for the company. These laws may inhibit takeover bids and decrease the chance of shareholders realizing a premium to the then current market price of the common stock as a result of a takeover bid. The Business Combination Law prohibits a publicly traded Texas corporation from engaging in a broad range of business combinations with a person who, together with affiliates and associates, owns or did own 20% or more of the corporation's voting stock, for a period of three years after the date of the transaction in which the person first became a 20% owner, unless the business combination is approved in a prescribed manner.


ITEM 2. PROPERTIES
------------------

The Company's corporate headquarters, sales and marketing, product development and engineering are located in one building totaling approximately 10,000 square feet of leased space in Plano, Texas. Also, the Company has a facility for distribution, co-engineering, accounting, and sales and technical support in one building totaling approximately 21,000 square feet of leased space in San Antonio, Texas. A second building located in San Antonio, Texas of approximately 29,000 square feet is being subleased. The building located in Plano, Texas, is subject to a five-year lease that commenced in June 2000. The buildings located in San Antonio, Texas, consisting of approximately 21,000 and 29,000 square feet, are subject to ten- and seven-year leases, respectively, which commenced in April 1996. The Company believes that its existing facilities are adequate to meet current requirements, including foreseeable short-term requirements to support the growth of its VocalWare product line.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

In October 1999, the United States District Court for the Western District, San Antonio Division issued its opinion in the Company's patent infringement lawsuit against Lucent Technologies. The court found that the Lucent Virtual Telephone product does not infringe upon the Company's patent claims. The court also found that Lucent had failed in its challenge to the patent's validity and enforceability. The Company has discontinued its pursuit of an appeal of this decision.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

The Company's Common Stock has been traded on the NASDAQ National Market under the symbol RACE since the Company's initial public offering on October 7, 1992. For the two most recent fiscal years ended June 30, 1999 and June 30, 2000, the following table lists on a per share basis for the period indicated, the high and low reported sale prices for the Company's Common Stock as quoted on the NASDAQ National Market. These price quotations reflect inter-dealer prices, without adjustment for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

                                               High        Low
     July 1, 1998 to September 30, 1998        2  1/2        9/16
     October 1, 1998 to December 31, 1998      4  1/2        7/8
     January 1, 1999 to March 31, 1999         9  3/8      3 3/16
     April 1, 1999 to June 30, 1999            5  11/16    3 1/4
     July 1, 1999 to September 30, 1999        3  3/4      2 1/4
     October 1, 1999 to December 31, 1999      5             7/8
     January 1, 2000 to March 31, 2000         6  7/16     2 1/2
     April 1, 2000 to June 30, 2000            8  1/2      2 13/16

As of September 19, 2000, the last sale price of the Company's Common Stock was $5.44 as reported on the NASDAQ National Market. As of September 19, 2000, there were 243 shareholders of record, although the Company believes that the number of beneficial owners is significantly greater.

The Company has never declared or paid cash dividends on the Common Stock. The Company presently intends to retain earnings, if any, for the operation and development of its business and does not anticipate paying any cash dividends on
the Common Stock in the foreseeable future.    Future earnings, capital
requirements, the financial condition and prospects of the Company, and other relevant factors as determined by the Board of Directors, will influence the determination of any future cash dividend decisions. There is no assurance that the Company will pay any dividends in the future.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The selected financial data presented below for, and as of the end of, each of the fiscal years in the five-year period ended June 30, 2000, are derived from the audited financial statements of DATA RACE, Inc. The selected financial data should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                              Fiscal Years Ended June 30,
                                                  ------------------------------------------------------------------------------
                                                      2000            1999             1998             1997             1996
                                                  -----------     -----------      -----------      -----------      -----------
                                                                       (in thousands, except per share data)
Operating Statement Data:
Revenue from continuing operations...........     $       316     $       836      $     1,951      $         -      $         -

Cost of revenue..............................             762           1,533            2,409                -                -
                                                  -----------     -----------      -----------      -----------      -----------
   Gross profit from continuing operations...            (446)           (697)            (458)               -                -

Total operating expenses from continuing
   operations................................           9,030           8,603            8,936                -                -
                                                  -----------     -----------      -----------      -----------      -----------

   Operating loss............................          (9,476)         (9,300)          (9,394)               -                -
Other income, net............................             440             135              136              201              386
                                                  -----------     -----------      -----------      -----------      -----------
   Loss from continuing operations...........          (9,036)         (9,165)          (9,258)             201              386
Income (loss) from discontinued operations...             218             620              229           (6,493)          (8,705)
                                                  ===========     ===========      ===========      ===========      ===========
   Net income (loss).........................     $    (8,818)    $    (8,545)     $    (9,029)     $    (6,292)     $    (8,319)
                                                  ===========     ===========      ===========      ===========      ===========
Earnings (loss) per share:
   Net income (loss).........................     $    (8,818)    $    (8,545)     $    (9,029)     $    (6,292)     $    (8,319)
   Effect of beneficial conversion features
     of convertible preferred stock..........            (235)         (3,889)            (457)          (2,063)               -
                                                  -----------     -----------      -----------      -----------      -----------
   Net income (loss) applicable to common
     stock...................................     $    (9,053)    $   (12,434)     $    (9,486)     $    (8,355)     $    (8,319)
                                                  ===========     ===========      ===========      ===========      ===========
   Net income (loss) per common share -
     basic and diluted.......................     $     (0.41)    $     (0.77)     $     (1.60)     $     (1.71)     $     (1.77)
                                                  ===========     ===========      ===========      ===========      ===========

Weighted average shares outstanding..........          21,940          16,119            5,937            4,873            4,688
                                                  ===========     ===========      ===========      ===========      ===========


Balance Sheet Data (at year end):
Working capital..............................     $    10,290     $     7,506      $     1,056      $     4,888      $     5,644
Total assets.................................          13,192           9,520            4,009            9,470           12,495
Shareholders' equity.........................          11,728           8,716            2,557            6,863            7,956

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Results of Operations

From its inception in 1983, the Company has designed, manufactured, and marketed advanced technology communication products. The Company's strategy is to provide innovative, first-to-market, high-value-added solutions to meet the needs of knowledge workers remote from their headquarters office.

The Company's goal of returning to profitability and developing a more dependable revenue base depends on the success of the VocalWare IP product line. The VocalWare IP product line represents a type of product that is significantly different from the Company's previous custom modem and network multiplexer products. Although the Company has not recorded significant revenue from sales of the VocalWare IP product line, the Company has expended substantial resources on its development and market introduction.

The Company expects that significant additional resources are necessary to adequately penetrate the emerging teleworker and remote call center markets. Resources are being added to continue VocalWare product and development and to further assure that product introductions are properly paced and timed to the emerging market. Marketing expenditures and additional resources are being deployed to effectively communicate to the emerging target markets, the VocalWare IP product line under the new IP Axess identity. The Company added and continues to add sales resources to train, deploy, and manage a highly effective and skilled sales team necessary to reach targeted market prospects. Other company infrastructure is being added to support the Company's development, sales and marketing, product delivery and customer support systems.

Fiscal 2000 Compared to Fiscal 1999 for Continuing Operations

In March 2000, the Company sold its network multiplexer line to HT Communications. Also during the second quarter of fiscal 1999, the Company did not bid on additional custom modem business. Therefore, the following discussion is limited to the Company's continuing operations of its VocalWare IP business segment. Discontinued operations are separately discussed below.

Total revenue from continuing operations in fiscal 2000 decreased 62.2% to $316,000 from $836,000 in fiscal 1999. The decrease is primarily due to decreased shipments to Sabratek Inc, as a result of that customer's bankruptcy filing and declines in custom modem revenue from fiscal 1999. Also impacting revenue is the Company's decision to discontinue the first generation Be There! remote access system in favor of the Company's new generation of VocalWare IP products scheduled to release throughout fiscal 2001.

Gross profit margins for fiscal 2000 from continued operations decreased to (140.9)% from (83.4)% for fiscal 1999. The decline in gross margin from continuing operations is directly related to decreased shipments to Sabratek Inc. and manufacturing variances caused by the decreased volumes.

Engineering and product development expenses increased by 38.1% to $3.3 million in fiscal 2000 from $2.4 million in fiscal 1999. This increase is primarily due to workforce increases and outside project development contracts associated with development expenditures necessary for the Company's new VocalWare IP product line.

Sales and marketing expenses increased 35.7% during fiscal 2000 to $2.6 million from $1.9 million in fiscal 1999. This increase is primarily due to the Company ramping up its sales and marketing forces in anticipation of delivering its new VocalWare IP product line to the market in early fiscal 2001.

General and administrative expenses decreased 27.3% during fiscal 2000 to $3.1 million from $4.3 million in fiscal 1999. This decrease is attributable to decreases in non-cash expenses associated with a consulting agreement and non-cash legal expenses associated with a patent infringement lawsuit. The decrease is offset in part by severance and retirement packages for two officers totaling approximately $480,000

Income tax benefits related to losses for fiscal year 2000 are not recognized because the utilization of such benefits cannot be assured. Accordingly, a 100% valuation allowance has been recorded against the Company's deferred income tax asset. As of June 30, 2000, the Company had federal and state tax net operating loss carryforwards of approximately $53,664,000 which expire beginning in 2009. The Internal Revenue code section 382 limits NOL carryforwards when an ownership change of more than 50% of the value of stock in a loss corporation occurs within a three year period. Accordingly, the ability to utilize remaining NOL carryforwards may be significantly restricted.

Fiscal 1999 Compared to Fiscal 1998 for Continuing Operations

In March 2000 the Company sold its network multiplexer line to HT Communications. Also during the second quarter of fiscal 1999, the Company discontinued custom modem production. Therefore, the following discussion is limited to the Company's continuing operations of its VocalWare IP product lines business segment. Discontinued operations are separately discussed below.

Total revenue from continuing operations in fiscal 1999 decreased 57.2% to $0.8 million from $2.0 million in fiscal 1998. The decrease was primarily due to the completion during the second quarter of fiscal 1998 of substantially all shipments under add-on custom modem contracts and was offset in part by increased Be There! sales.

Gross profit margin from continuing operations of (83.4)% for fiscal 1999 was down from (23.5)% for fiscal 1998. The decrease was primarily due to increased manufacturing variances attributable to reduced production volumes.

Engineering and product development expenses decreased 22.2% to $2.4 million in fiscal 1999 from $3.1 million in fiscal 1998. This decrease was primarily due to reductions in development expenditures for custom modem business segment.

Sales and marketing expenses decreased 45.4% during fiscal 1999 to $1.9 million from $3.5 million in fiscal 1998. These decreases were primarily due to the Company's reductions in sales and marketing expenditures for the custom modem business segment.

General and administrative expenses increased 83.3% during fiscal 1999 to $4.3 million from $2.3 million in fiscal 1998. This increase was primarily due to non-cash expenses associated with a consulting agreement and legal expenses associated with a patent infringement lawsuit. The increases were offset in part by spending reductions over the fiscal year.

Income tax benefits relating to losses for fiscal year 1999 were not recognized because the utilization of such benefits cannot be assured.

Discontinued Operations

The majority of the Company's revenue in fiscal 1999 and in prior years resulted from operations that the Company has now exited. Revenues from discontinued operations decreased 64.0% in fiscal 2000 to $720,000 from $1,999,000 in fiscal 1999 as a result of the Company's decision to exit that market. Revenues from discontinued operations decreased 27.8% in fiscal

1999 to $1,999,000 from $2,556,000 in fiscal 1998 primarily as a result of the company's decision to discontinue bidding on custom modem business in the second quarter of fiscal 1999.

Liquidity and Capital Resources

Operating losses have had and continue to have a substantial negative effect on the Company's cash balance. At June 30, 2000, the Company had approximately $11,059,000 in cash and cash equivalents, compared to $7,115,000 at March 31, 2000.

Historically, the majority of the Company's revenue was derived from shipments of custom modem and network multiplexer products. Revenue from shipments of custom modems has ended as the market has shifted away from custom modem products. The Company in March 2000, sold its network multiplexer products business to HT Communications, Inc. for $350,000, which will be paid out in 15 equal monthly payments beginning September 2000. Also effective in May 2000, the Company discontinued its internet service provider OnePhoneLine.net. The Company is focusing its resources on the VocalWare business.

The Company's strategy is to focus its sales efforts on developing an increasing number of large customers using the VocalWare IP products, to develop a new generation of products that will address the market's need for an easy-to-install software client that can run over the new broadband communications services, including DSL, cable modems, and IP networks, and to establish one or more strategic partnerships with well-established companies that would enhance the Company's market presence and credibility and provide financial assistance. The ability of the Company to successfully execute its strategy to increase sales is subject to numerous risks and such success cannot be assured. The Company's return to profitability and development of a more dependable revenue base depends on the success of the VocalWare IP product line, which has not generated substantial revenue to date. The Company does not anticipate a return to profitability as long as its expenditures on the VocalWare IP system remain disproportionate to attendant revenue.

In December 1999, the Company received net proceeds of approximately $3,700,000 from the issuance of common stock and warrants in its December 1999 private placement.

In June 2000, the company received net proceeds of approximately $5,580,000 from the issuance of common stock and warrants in its June 2000 private placement.

The Company's ability to sustain operations, make future capital expenditures and fund the development and marketing of new or enhanced products is highly dependent on existing cash, the ability to raise additional capital, and the ability to successfully develop and sustain strategic relationships. The failure to obtain such financing when needed and to attract a strategic partner would have a substantial adverse effect on the Company. See "Business Risks - Our Success is Dependent on Relationships with a Strategic Partner" and "We Will Likely Need Additional Capital to Sustain Operations". The timing and amount of the Company's future capital requirements cannot be accurately predicted. The Company believes its current cash balances will be sufficient to meet its anticipated cash needs for the next 12 months.

Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the "Certain Business Risk" section.

At June 30, 2000, we had short-term investments of $7.1 million and had no indebtedness, and no liabilities other than ordinary course trade payables. All short-term investments consisted of highly liquid investments with less than 90 days remaining until maturity from date of purchase. These investments are subject to interest rate risk and could decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10% from the June 30, 2000 rates would cause the fair value of these short-term investments to change by an insignificant amount. We have the ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

At June 30, 2000 we did not own any equity investments. Therefore, we did not have any direct equity price risk.

Substantially all Company revenues are realized in U.S. dollars and no significant asset or cash account balances are maintained in currencies other than the United States dollar. Therefore, we do not have any significant direct foreign currency exchange rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Index to Financial Statements

                                                                                            PAGE
Independent Auditors' Report...............................................................  26
Financial Statements
     Balance Sheets as of June 30, 2000 and 1999...........................................  27
     Statements of Operations for the years ended June 30, 2000, 1999 and 1998.............  28
     Statements of Shareholders' Equity for the years ended June 30, 2000 1999 and 1998....  29
     Statements of Cash Flows for the years ended June 30, 2000, 1999 and 1998.............  32
     Notes to Financial Statements.........................................................  33

All schedules are omitted, because they are not required, are not applicable, or the information is included in the financial statements and notes thereto.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders

DATA RACE, Inc.:

We have audited the accompanying balance sheets of Data Race, Inc. as of June 30, 2000 and 1999, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data Race, Inc. as of June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with generally accepted accounting principles.



                                         KPMG LLP

San Antonio, Texas
September 11, 2000

                                DATA RACE, Inc.
                                BALANCE SHEETS

                                                                                  As of June 30,
                                                                    -----------------------------------------
                                                                           2000                     1999
                                                                    ----------------         ----------------
ASSETS
Current assets:
   Cash and cash equivalents..................................      $     11,059,061         $      7,654,978
   Accounts receivable, net...................................                 6,401                   55,068
   Note receivable, current...................................               233,333                        -
   Inventory..................................................               249,876                   95,095
   Prepaid expenses and deposits..............................               206,001                  153,615
   Net assets of discontinued operations......................                     -                  319,351
                                                                    ----------------         ----------------
       Total current assets...................................            11,754,672                8,278,107

Note receivable, non-current..................................               116,667
Property and equipment, net...................................             1,235,919                1,178,309
Other assets..................................................                84,630                   25,389
                                                                    ----------------         ----------------
       Total assets...........................................      $     13,191,888         $      9,481,805
                                                                    ================         ================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable...........................................      $        504,001         $        230,216
   Accrued expenses...........................................               960,386                  535,974
                                                                    ----------------         ----------------
       Total current liabilities..............................             1,464,347                  766,190

Shareholders' equity:
   Convertible preferred stock, no par value, 2,000,000
     shares authorized:
     Series E 750 shares issued, 750 shares outstanding at
     June 30, 1999, no shares outstanding at June 30, 2000....                     -                  809,999
     Series F 750 shares issued, 750 shares outstanding at
     June 30, 1999, no shares outstanding at June 30, 2000....                     -                  650,557
   Common stock, no par value, 70,000,000 shares authorized
     26,083,364 and 20,184,523 shares issued and outstanding
     at June 30, 2000 and 1999, respectively..................            59,806,425               46,489,610
   Additional paid-in capital.................................             7,673,310                7,464,287
   Accumulated deficit........................................           (55,752,194)             (46,698,838)
                                                                    ----------------         ----------------
       Total shareholders' equity.............................            11,727,541                8,715,615
                                                                    ----------------         ----------------
         Total liabilities and shareholders' equity...........      $     13,191,888         $      9,481,805
                                                                    ================         ================

                See accompanying notes to financial statements

                                DATA RACE, Inc.
                           STATEMENTS OF OPERATIONS

                                                                                    Years Ended June 30,
                                                            --------------------------------------------------------------------
                                                                    2000                     1999                     1998
                                                            ------------------       ------------------       ------------------
Total revenue from continuing operations......              $          316,212       $          835,798       $        1,951,331

Cost of revenue...............................                         761,759                1,532,733                2,409,030
                                                            ------------------       ------------------       ------------------

     Gross profit ............................                        (445,547)                (696,935)                (457,699)
                                                            ------------------       ------------------       ------------------

Operating expenses:
  Engineering and product development.........                       3,293,231                2,384,787                3,066,391
  Sales and marketing.........................                       2,618,432                1,927,894                3,529,424
  General and administration..................                       3,118,612                4,290,885                2,340,642
                                                            ------------------       ------------------       ------------------
     Total operating expenses.................                       9,030,275                8,603,566                8,936,457

     Operating loss...........................                      (9,475,822)              (9,300,501)              (9,394,156)

Other income..................................                         440,450                  135,189                  135,766
                                                            ------------------       ------------------       ------------------

Loss from continuing operations...............                      (9,035,372)              (9,165,312)              (9,258,390)

Income from discontinued operations...........                         217,734                  620,452                  229,401
                                                            ------------------       ------------------       ------------------

     Net loss.................................              $       (8,817,638)      $       (8,544,860)      $       (9,028,989)
                                                            ==================       ==================       ==================

Per share data:
  Net loss....................................              $       (8,817,638)      $       (8,544,860)      $       (9,028,989)
  Effect of beneficial conversion feature of
     convertible preferred stock..............                        (235,718)              (3,888,923)                (457,229)
                                                            ------------------       ------------------       ------------------

  Net loss applicable to common stock.........              $       (9,053,356)      $      (12,433,783)      $       (9,486,218)
                                                            ==================       ==================       ==================

  Net basic and diluted loss from
     continuing operations per common share...              $            (0.42)      $            (0.81)      $            (1.64)
                                                            ==================       ==================       ==================
  Net basic and diluted loss per common
     share....................................              $            (0.41)      $            (0.77)      $            (1.60)
                                                            ==================       ==================       ==================

Weighted average shares outstanding...........                      21,940,000               16,119,000                5,937,000
                                                            ==================       ==================       ==================

                See accompanying notes to financial statements

                                DATA RACE, Inc.
                      STATEMENTS OF SHAREHOLDERS' EQUITY

                               Series A Convertible Preferred    Series C Convertible Preferred    Series D Convertible Preferred
                                           Stock                             Stock                             Stock
                               --------------------------------------------------------------------------------------------------
                                   Shares              Amount        Shares              Amount        Shares              Amount
                               --------------------------------------------------------------------------------------------------
Balance at June 30, 1997            3,280         $ 3,079,447          -            $     -              -           $      -
Net loss                              -                 -              -                  -              -                  -
Issuance of convertible
 preferred stock, net of
 offering cost of $385,808            -                 -            5,000            4,614,192          -                  -
Accretion of beneficial
 conversion feature on
 convertible preferred stock          -               250,523          -                 84,809          -                  -
Conversion of convertible
 preferred stock to common
 stock                             (3,105)         (3,105,000)      (3,319)          (3,319,000)         -                  -
Exercise of stock options and         -                 -              -                  -              -                  -
 warrants
Employee stock purchase plan          -                 -              -                  -              -                  -
                               --------------------------------------------------------------------------------------------------
Balances at June 30, 1998             175             224,970        1,681            1,380,001          -                  -
Net loss                              -                 -              -                  -              -                  -
Issuance of convertible
 preferred stock, net of
 offering cost of $248,820            -                 -              -                  -            2,500               60,688
Redemption of preferred stock        (124)           (165,653)         -                  -              -                  -
Issuance of restricted common
 stock and warrants, net
 offering costs of $552,475           -                 -              -                  -              -                  -
Accretion of beneficial
 conversion feature on
 convertible preferred stock          -                 -              -                  -              -              2,478,655
Conversion of convertible
 preferred stock to common
 stock                                (51)            (59,317)      (1,681)          (1,380,001)      (2,500)          (2,539,343)
Common stock issued for legal
 and consulting services              -                 -              -                  -              -                  -
Exercise of stock options and
 warrants                             -                 -              -                  -              -                  -
Employee stock purchase plan          -                 -              -                  -              -                  -
                               --------------------------------------------------------------------------------------------------
Balances at June 30, 1999             -                 -              -                  -              -                  -
Net loss                              -                 -              -                  -              -                  -
Issuance of common stock and
 warrants, net of offering
 costs of  $300,000                   -                 -              -                  -              -                  -
Issuance of common stock and
 warrants, net of offering
 costs of $419,999                    -                 -              -                  -              -                  -
Accretion of beneficial
 conversion feature on
 convertible preferred stock          -                 -              -                  -              -                  -
Conversion of convertible
 preferred stock to common
 stock                                -                 -              -                  -              -                  -
Common stock issued for legal
 and consulting services              -                 -              -                  -              -                  -
Exercise of stock options and
 warrants                             -                 -              -                  -              -                  -
Employee stock purchase plan          -                 -              -                  -              -                  -
                               --------------------------------------------------------------------------------------------------
Balances at June 30, 2000             -           $     -              -            $     -              -           $      -
                               ==================================================================================================

                See accompanying notes to financial statements

                                DATA RACE, Inc.
                      STATEMENTS OF SHAREHOLDERS' EQUITY

                                  Series E Convertible Preferred      Series F Convertible Preferred
                                              Stock                             Stock                          Common Stock
                                  -----------------------------------------------------------------------------------------------
                                       Shares          Amount             Shares           Amount           Shares      Amount
                                  -----------------------------------------------------------------------------------------------
Balance at June 30, 1997                 -          $    -                  -          $     -            5,137,741  $ 26,680,686
Net loss                                 -               -                  -                -                -            -
Issuance of convertible
 preferred stock, net of
 offering cost of $385,808               -               -                  -                -                -            -
Accretion of beneficial
 conversion feature on
 convertible preferred stock             -               -                  -                -                -           121,897
Conversion of convertible
 preferred stock to common stock         -               -                  -                -            3,969,256     6,424,000
Exercise of stock options and
 warrants                                -               -                  -                -                  337         1,517
Employee stock purchase plan             -               -                  -                -               19,072       106,679
                                  -----------------------------------------------------------------------------------------------
Balances at June 30, 1998                -               -                  -                -            9,126,406    33,334,779
Net loss                                 -               -                  -                -                -            -
Issuance of convertible
 preferred stock, net of
 offering cost of $248,820              750           473,425              750            491,113             -            -
Redemption of preferred stock            -               -                  -                -                -            -
Issuance of restricted common
 stock and warrants, net of
 offering costs of $552,475              -               -                  -                -            3,134,064     5,705,745
Accretion of beneficial
 conversion feature on
 convertible preferred stock             -            336,574               -             159,444             -            -
Conversion of convertible
 preferred stock to common stock         -               -                  -                -            4,499,567     3,978,661
Common stock issued for legal
 and consulting services                 -               -                  -                -            2,325,300     2,318,938
Exercise of stock options and
 warrants                                -               -                  -                -            1,080,895     1,126,998
Employee stock purchase plan             -               -                  -                -               18,291        24,489
                                  -----------------------------------------------------------------------------------------------
Balances at June 30, 1999               750           809,999              750            650,557        20,184,523    46,489,610
Net loss                                 -               -                  -                -                -            -
Issuance of common stock and
 warrants, net of offering
 costs of  $300,000                      -               -                  -                -            1,904,761     3,700,000
Issuance of common stock and
 warrants, net of offering
 costs of $419,999                       -               -                  -                -            1,572,738     5,580,001
Accretion of beneficial
 conversion feature on
 convertible preferred stock             -             53,426               -             182,292             -            -
Conversion of convertible
 preferred stock to common stock       (750)         (863,425)            (750)          (832,849)        1,094,447     1,696,274
Common stock issued for legal
 and consulting services                 -               -                  -                -              190,000       520,088
Exercise of stock options and
 warrants                                -               -                  -                -            1,131,602     1,807,517
Employee stock purchase plan                                                                                  5,293        12,935
                                  -----------------------------------------------------------------------------------------------
Balances at June 30, 2000                -          $    -                  -          $     -           26,083,364  $ 59,806,425
                                  ===============================================================================================

                 See accompanying notes to financial statements

                                DATA RACE, Inc.
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                     Additional Paid-In Capital  Accumulated Deficit   Total Shareholders' Equity
                                    ------------------------------------------------------------------------------
Balances at June 30, 1997                     $1,882,303              $(24,778,837)             $ 6,863,599
Net loss                                           -                    (9,028,989)              (9,028,989)
Issuance of convertible preferred
stock, net of offering cost of
$385,808                                           -                        -                     4,614,192
Accretion of beneficial conversion
feature on convertible preferred
stock                                              -                     (457,229)                    -
Conversion of convertible preferred
stock to common stock                              -                        -                         -
Exercise of stock options and
warrants                                           -                        -                         1,517
Employee stock purchase plan                       -                        -                       106,679
                                    ------------------------------------------------------------------------------
Balances at June 30, 1998                      1,882,303              (34,265,055)                2,556,998
Net loss                                           -                   (8,544,860)               (8,544,860)
Issuance of convertible preferred
stock, net of offering cost of
$248,820                                       2,725,954                    -                     3,751,180
Redemption of preferred stock                      -                        -                      (165,653)
Issuance of restricted common stock
and warrants, net of offering
costs of $552,475                              1,941,780                    -                     7,647,525
Accretion of beneficial conversion
feature on convertible preferred
stock                                            914,250               (3,888,923)                    -
Conversion of convertible preferred
stock to common stock                              -                        -                         -
Common stock issued for legal and
consulting services                                -                        -                     2,318,938
Exercise of stock options and
warrants                                           -                        -                     1,126,998
Employee stock purchase plan                       -                        -                        24,489
                                    ------------------------------------------------------------------------------
Balances at June 30, 1999                      7,464,287              (46,698,838)                8,715,615
Net loss                                           -                   (8,817,638)               (8,817,638)
Issuance of common stock and
warrants, net of offering costs of
$300,000                                           -                        -                     3,700,000
Issuance of common stock and
warrants, net of offering costs of
$419,999                                           -                        -                     5,580,001
Accretion of beneficial conversion
feature on convertible preferred
stock                                              -                     (235,718)                    -
Conversion of convertible preferred
stock to common stock                              -                        -                         -

Common stock issued for legal and
consulting services                              209,023                    -                       729,111
Exercise of stock options and
warrants                                           -                        -                     1,807,517
Employee stock purchase plan                       -                        -                        12,935
                                    ------------------------------------------------------------------------------
Balances at June 30, 2000                     $7,673,310             $(55,752,194)              $11,727,541
                                    ==============================================================================

                 See accompanying notes to financial statements

                                DATA RACE, Inc.
                            STATEMENTS OF CASH FLOWS

                                                                    Years Ended June 30,
                                                   ------------------------------------------------------
                                                         2000               1999               1998
                                                   ----------------    ---------------    ---------------
  Cash flows from operating activities:
   Net loss from continuing operations...........  $     (9,035,372)   $    (9,165,312)   $    (9,258,390)
   Adjustments to reconcile net loss from
    continuing operatons to net cash
    provided by (used in) operating activities:
     Depreciation and amortization...............           297,454            310,795            286,025
     Non-cash consulting and legal fees..........           729,111          2,318,939              -
     Loss on sales of property and equipment.....             3,773              -                  -
     Changes in assets and liabilities:
      Accounts receivable........................            48,667             22,703            (77,490)
      Inventory..................................          (154,781)           309,210            (82,162)
      Prepaid expenses, deposits and other
       assets....................................          (111,627)          (153,615)            40,189
      Accounts payable...........................           273,785            (65,778)            70,472
      Accrued expenses...........................            74,372           (568,936)          (588,355)
                                                   ----------------    ---------------    ---------------
       Net cash used in operating activities.....        (7,874,618)        (6,991,994)        (9,609,711)
                                                   ----------------    ---------------    ---------------

  Cash flows from investing activities:
   Purchase of property and equipment............          (339,351)           (27,411)           (78,057)
   Proceeds from sale of property and equipment..             -                  3,235              2,420
                                                   ----------------    ---------------    ---------------
       Net cash used in investing activities.....          (339,351)           (24,176)           (75,637)
                                                   ----------------    ---------------    ---------------

  Cash flows from financing activities:
   Redemption of Series A preferred stock........             -               (165,653)             -
   Net proceeds from the issuance of preferred
     stock.......................................             -              3,751,180          4,614,192
   Net proceeds from issuance of common stock....        11,100,453          8,799,012            108,196
                                                   ----------------    ---------------    ---------------
       Net cash provided by financing
        activities...............................        11,100,453         12,384,539          4,722,388
                                                   ----------------    ---------------    ---------------

  Cash flows provided by discontinued operations            517,599            642,315          2,071,486

  Net increase (decrease) in cash and cash
  equivalents...................................          3,404,083          6,010,684         (2,891,474)


  Cash and cash equivalents at beginning of
  year..........................................          7,654,978          1,644,294          4,535,768
                                                   ----------------    ---------------    ---------------

  Cash and cash equivalents at end of year......   $     11,059,061    $     7,654,978    $     1,644,294
                                                   ================    ===============    ===============

                 See accompanying notes to financial statements

                                DATA RACE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         June 30, 2000, 1999, and 1998


1) Description of Business and Summary of Significant Accounting Policies
-------------------------------------------------------------------------

Description of Business
-----------------------

DATA RACE, Inc. ("DATA RACE" or the "Company"), currently doing business as IP Axess, pending shareholder approval to formally change the name to IP Axess, Inc. provides integrated IP based remote work solutions over multiple access media. The Company's VocalWare IP client/server product line provides users in remote locations with simultaneous access to critical corporate resources including phone, fax, Internet, and E-mail over a single connection via: DSL, cable modem, LAN, Frame Relay, ATM or high speed dial up through VPN, local ISP POP, or PSTN. The Company, after exiting the network multiplexer business, operates in one business segment.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable as shown is net of allowance for doubtful accounts of approximately $500 and $11,500 at June 30, 2000 and 1999, respectively.

Inventory

Inventory is valued at the lower of cost (principally standard cost which approximates first-in, first-out) or market (net realizable value). Costs include materials, labor, overhead, and subcontract charges as applicable.

Property and Equipment

Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Major renewals and betterments are charged to the property accounts while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed currently. Depreciation of property and equipment is provided at amounts calculated to amortize the cost of the assets over their useful economic lives using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Equipment held under capital leases and leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the asset.

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

The calculated intrinsic value of the beneficial conversion features of the Preferred Stock, the offering costs and the premium results in non-cash charges to the loss available to common shareholders in the computation of loss per common share over the conversion period from July 1996 through June 2000. As a result, approximately $236,000, $3,889,000, and $457,000 in non-cash charges are reflected in the loss per common share for the years ended June 30, 2000, 1999, and 1998, respectively.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, and accounts payable. The book value of cash and cash equivalents, accounts receivable, notes receivable and accounts payable are representative of their respective fair values due to the short-term maturity of those instruments.

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

Research and Development

All engineering and product research and development expenditures are charged against operations as incurred. Research and development costs charged to continuing operations aggregated approximately $3,293,000, $2,385,000 and $3,066,000 in fiscal 2000, 1999, and 1998 respectively.

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

Earnings (Loss) Per Share

Net loss per share of common stock is presented in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Under SFAS No. 128, basic earnings/loss per share excludes dilution for potentially dilutive securities and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings/loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted earnings/loss per share when their inclusion would be antidilutive. The Company had approximately 2,734,000 and 1,690,000 options outstanding as of June 30, 2000 and 1999, respectively. The Company had no preferred stock outstanding as of June 30, 2000. As of June 30, 1999 the Company had 750 shares of Series E Preferred Stock and 750 shares of Series F Preferred Stock outstanding. As of June 30, 2000, the Company had warrants outstanding to purchase 2,808,139 shares of common stock. As of June 30, 1999 the Company had warrants outstanding to purchase 2,340,281 shares of common stock.

2) Discontinued Operations
--------------------------

The Board of Directors approved discontinuing the network multiplexer product business segment effective in January 2000. Accordingly, the financial statements have been restated to reflect the operations of the multiplexer product business as a discontinued operation. The product line was subsequently sold to HT Communications Inc. in March 2000 for a non-interest bearing note receivable of $350,000. The purchase price is scheduled to be paid in 15 equal monthly installments starting in September of 2000. The Company deferred the recognition of the $335,000 gain on the sale and will recognize the gain using the installment method of accounting.

The agreement between DATA RACE, Inc. and HT Communications Inc. also provides for the receipt of royalties and licensing fees. The royalty payments are payable monthly for equipment sold by HT Communications Inc. coinciding with the note terms and expires at the time the note is paid in full. A 2% licensing fee on sales of former DATA RACE, Inc. products is due quarterly beginning September 2000 and expires August 2003.

3) Accounts Receivable and Major Customers
------------------------------------------

Revenue from shipments to and fees from Sabratek represented 65.2% of revenue from continuing operations for fiscal 2000 and 50% of revenue from continuing operations in fiscal 1999. Credit limits, ongoing credit evaluation, and account-monitoring procedures are used by the Company to minimize the risk of loss on accounts receivable. Generally, collateral is not required. Export revenues were 4%, and 7% of total revenue for fiscal 1999, and 1998, respectively. Export revenues were not significant during fiscal 2000.

4) Inventory
-------------

Inventory from continuing operations consists of the following:
                                                   June 30, 2000            June 30, 1999
                                              -----------------------    --------------------
      Finished goods..........................    $           138,014    $             14,943
      Work in progress........................                 80,151                  18,536
      Raw materials...........................                 31,711                  61,616
                                              -----------------------    --------------------
      Total inventory.........................    $           249,876    $             95,095
                                              =======================    ====================

Net inventory from discontinued operations as of June 30, 1999 is $123,153. There is no inventory from discontinued operations as of June 30, 2000.

5) Property and Equipment
-------------------------

Property and equipment from continuing operations consists of the following:

                                                         June 30,         June 30,          Useful
                                                           2000             1999            Lives
                                                     ---------------    --------------    -----------
      Leasehold improvements..................       $     1,560,385    $    1,560,385              *
      Furniture, fixtures and equipment.......             2,345,925         2,384,908    2 -  5 yrs.
                                                     ---------------    --------------
                                                           3,906,310         3,945,293
      Accumulated depreciation................            (2,670,391)       (2,766,984)
                                                     ---------------    --------------
      Total property and equipment                   $     1,235,919    $    1,178,309
                                                     ===============    ==============

* remaining lease life, primarily 4 to 6 years.

Net property and equipment from discontinued operations as of June 30, 1999 is $5,653. There is no net property and equipment from discontinued operations as of June 30, 2000.

6) Accrued Expenses
-------------------

Accrued expenses from continuing operations consists of the following:

                                                              June 30, 2000          June 30, 1999
                                                          -------------------------------------------
Deferred gain...........................................  $         334,788      $           -
Severance...............................................            215,833                  -
Accrued vacation........................................             82,164                125,136
Other...................................................            327,561                410,838
                                                          -------------------------------------------
     Total accrued expenses from continuing operations    $         960,346      $         535,974
                                                          ===========================================

7) Income Taxes
---------------

There was no income tax expense (benefit) for the fiscal years ended June 30, 2000, and 1999. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2000 and 1999 are presented below:

                                                                                         June 30,
                                                                       -----------------------------------------
Deferred tax assets:                                                           2000                  1999
                                                                       -------------------    ------------------
  Accounts receivable due to allowances for financial reporting
        purposes....................................................   $               192    $            4,441
  Inventory, principally due to write-down for financial reporting
        purposes....................................................               208,312               395,466
  Property and equipment, due to difference in depreciation.........               223,007               226,292
  Accrued expenses..................................................               128,240                62,673
  Net operating loss carryforwards..................................            19,514,286            16,338,020
  Alternative minimum tax credit carryforwards......................                83,645                83,645
  Research and experimentation credit carryforwards.................               678,176               682,072
  Other, net........................................................                 4,068                 7,512
                                                                       -------------------    ------------------
     Total gross deferred tax assets................................            20,839,926            17,800,121
     Less valuation allowance.......................................           (20,839,926)          (17,800,121)
                                                                       -------------------    ------------------
     Net deferred tax asset.........................................   $             -        $            -
                                                                       ===================    ==================


The valuation allowance related to deferred tax assets increased by approximately $3,040,000 and $3,444,000 during the years ended June 30, 2000 and 1999, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income, management has provided a 100% valuation allowance for the Company's deferred tax assets at June 30, 2000. The amount of the deferred tax asset considered realizable, however, could fluctuate in the near term if estimates of future taxable income during the carryforward period are adjusted.

Reconciliation of the U.S. Federal statutory rate to the Company's effective tax rate for each fiscal year is as follows:

                                                         2000               1999               1998
                                                   ---------------    ---------------     --------------
  U. S. Federal statutory rate..................         34.0%              34.0%              34.0%
  Increase (reduction) in income taxes
   resulting from:
  Provision for valuation
   allowance....................................        (34.0)             (34.0)             (34.0)
                                                   ---------------    ---------------     --------------
  Net effective tax rate........................          -                  -                  -
                                                   ===============    ===============     ==============

At June 30, 2000, the Company had net operating loss ("NOL") carryforwards for federal and state income tax purposes of approximately $53,664,000, which expire beginning in 2008. The Company also has research and experimentation credit carryforwards for federal income tax purposes of approximately $678,000 which expire beginning in 2000, and alternative minimum tax credit carryforwards of approximately $84,000. The Internal Revenue Code section 382 limits NOL and tax credit carryforwards when an ownership change of more than fifty percent of the value of stock in a loss corporation occurs within a three year period. In fiscal 1999, 1998 and 1997 the Company issued preferred stock which coverts into common stock. Accordingly, the ability to utilize remaining NOL and tax credit carryforwards may be significantly restricted.

8) Shareholders' Equity
-----------------------

June 2000 Private Placement

On June 13, 2000, the Company completed a private placement of 1,572,738 shares of its common stock and warrants to purchase 471,822 shares of common stock to six institutional investors including three investors from the Company's June 1999 and December 1999 private placements for an aggregate price of $6,000,000. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.45 at any time through June 12, 2002.

December 1999 Private Placement

On December 10, 1999, the Company completed a private placement of 1,904,761 shares of its common stock and warrants to purchase 571,429 shares of common stock to three institutional investors for an aggregate price of $4,000,000. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $3.00 through December 10, 2001.

June 1999 Private Placement

In June 1999, the Company completed a private placement of 2,132,955 shares of its common stock, and warrants to purchase 639,888 shares of common stock to three institutional investors for an aggregate price of $6,000,000. Each investor purchased one-third of the securities issued in the private placement. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $4.02 through June 2001.

November 1998 Private Placement

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

The investors included the Company's former President and CEO and Liviakis Financial Communications Inc. ("LFC").

Series E & F Convertible Preferred Stock
In July 1998, the Company completed the first closing of a private placement of its Series E Convertible Preferred Stock ("Series E Preferred Stock") and related Common Stock Purchase Warrants ("Class B Warrants") to First Capital Group of Texas L.P. (the "Class B Investor"), an investment firm managed by the Company's Chairman of the Board, at an aggregate price of $750,000. In January 1999, the Company completed the second closing of the private placement of its Series F Convertible Preferred Stock (Series F Preferred Stock) and related Class B Warrants to the Class B Investor for an aggregate price of $750,000.

In June 2000 all of the 750 shares of Series E Preferred Stock and 750 shares of Series F Preferred Stock had been converted and all the Class B Warrants were exercised.

Warrants

The following table shows the outstanding warrants for each of the fiscal years ending June 30, 2000, 1999 and 1998 respectively. Each warrant in the table is convertible to one share of the Company's common stock for the indicated price.

Warrants outstanding as of  June 30,        2000            1999            1998          Price    Expiration
------------------------------------   --------------   -------------   -------------   -----------------------
June 2000 private placement                471,822            -               -         $  5.45      Jun 2002
December 1999 private placement            571,429            -               -            3.00      Dec 2001
June 1999 private placement                693,888          693,888           -            4.02      Jun 2001
November 1998 private placement            956,655        1,001,109           -            2.25      Nov 2000
Series C Warrants                           53,977           53,977        53,977          6.435     Nov 2000
Class A and B second close                  24,968          249,383           -            0.6625    Jul 2000
Class A and B first close                   35,400           35,400           -            0.6625    Jul 2000
Class A & B first and second close             -            281,250           -            0.80      Jul 2000
Series A Warrants                              -             25,274        25,274         16.375     Jan 2000
                                       --------------   -------------   -------------
     Total warrants outstanding          2,808,139        2,340,281        79,251
                                       ==============   =============   =============

Stock Option Plans
------------------

Under the Company's existing stock option plans (the "Plans"), stock options to purchase up to 3,637,500 shares of common stock were originally authorized to be granted to employees, directors, and certain other persons. As of June 30, 2000, stock options covering 2,733,708 shares of common stock were outstanding under the Plans and 697,784 shares were available for issuance upon exercise of options, which may be granted in the future under the Plans.

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

On September 12, 2000, the Company's Board of Directors adopted the Stock Option Plan, authorizing the grant of incentive stock options and non-qualified stock options to employees, directors and certain other persons. No options have been granted under the 2000 Stock Option Plan. Shareholder approval of the 2000 Stock Option Plan is being sought.

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

A summary of option activity under the Plans for the fiscal years ended June 30, 2000, 1999 and 1998 is as follows:

                                      2000                           1999                        1998
                          -----------------------------  ----------------------------  ----------------------------
                                            Weighted                      Weighted                      Weighted
                                             Average                       Average                       Average
                                            Exercise                      Exercise                      Exercise
                              Shares         Price         Shares          Price         Shares          Price
                          ------------  ---------------  -----------  ---------------  -----------  ---------------

Outstanding at
 beginning of year.....      1,689,516  $          3.21    1,494,898  $          5.00    1,280,073  $          9.23
Granted................      2,147,650             3.63    1,292,380             3.50    1,257,373             3.04
Exercised..............        565,132             2.28      292,233             2.02          337             4.50
Expired................        538,326             2.99      805,529             7.86    1,042,211             6.43
                          ------------  ---------------  -----------  ---------------  -----------  ---------------

Outstanding at year
end....................      2,733,708  $          3.77    1,689,516  $          3.21    1,494,898  $          5.00
                          ============  ===============  ===========  ===============  ===========  ===============
Options exercisable at
 year end..............      1,373,145  $          3.51      911,498  $          2.68      458,925  $          9.24
Shares available for
 future grant..........        697,784             -         574,758             -         410,950             -

The following summarizes information regarding the Company's stock options outstanding at June 30, 2000:

                                                  Weighted
       Range of                                    Average            Weighted            Number              Weighted
       Exercise                 Number            Remaining            Average           Exercisable           Average
         Price               Outstanding         Contractual          Exercise           at June 30,          Exercise
                                                 Life Years            Price                2000                Price
-----------------------   ----------------   -----------------   -------------------   ----------------   ---------------
     1.41          1.78            401,195                 8.8                  1.70            226,194              1.77
     1.88          2.06             87,500                 8.1                  1.90             87,500              1.90
     2.50          2.94            388,550                 9.7                  2.68            178,800              2.50
     3.19          3.96            743,613                 8.8                  3.61            503,301              3.63
     4.06          8.88          1,097,850                 9.8                  5.04            362,350              4.90
    13.00         14.50             15,000                 5.5                 14.00             15,000             14.00
---------   -----------   ----------------   -----------------   -------------------   ----------------   ---------------
     1.63         14.50          2,733,708                 9.3                  3.77          1,373,145              3.51
=========   ===========   ================   =================   ===================   ================   ===============

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option and stock purchase plans. Had compensation cost been recognized consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to pro forma amounts indicated below for the years ended June 30, 2000, 1999 and 1998:

                                                        2000                      1999                    1998
                                      ----------------------       -------------------      ------------------
Net loss applicable  As Reported      $           (9,053,356)      $       (12,433,783)     $       (9,486,218)
to common stock      Pro Forma                   (11,699,109)              (13,415,803)            (10,451,918)

Net loss per share   As Reported      $                (0.41)      $             (0.77)     $            (1.60)
                     Pro Forma                         (0.53)                    (0.83)                  (1.76)

The per share weighted average value of stock options issued by the Company during fiscal 2000, 1999 and 1998 was $5.81, $2.80 and $2.04 respectively, on the date of grant using the Black-Scholes option-pricing model. The Company used the following weighted-average assumptions to determine the fair value of stock options granted for the fiscal years ended June 30, 2000, 1999 and 1998:


                                                Stock                                          Employee Stock
                                            Option Plans                                        Purchase Plan
                                2000           1999           1998                 2000           1999            1998
                          ----------------------------------------------      ----------------------------------------------
Dividend yield                   0.0%           0.0%           0.0%                 0.0%           0.0%            0.0%
Expected volatility            137.3%         142.0%          95.7%                92.3%          92.3%           92.3%
Risk-free rate of return        5.23%           4.7%           5.4%                5.23%           4.7%            5.4%
Average expected option
 life                          3.6yrs         3.6yrs         3.6yrs               0.5yrs         0.5yrs          0.5yrs

Consultant and Advisor Stock Plan

In April of 1999, the Company established a Consultant and Advisor Stock Plan (the "Consultant and Advisor Stock Plan") for the purpose of providing incentives to and compensating consultants and advisors for their contributions to the Company. Under the Consultant and Advisor Stock Plan, the Company may issue up to an aggregate of 500,000 shares of Common Stock to consultants and advisors whom are natural persons providing bona fide services to the Company. Shares may not be issued under the Consultant and Advisor Stock Plan to directors or officers of the Company, or for services rendered in promoting or maintaining a market in the Company's securities. For the years ended June 30, 2000 and 1999, the Company issued approximately 190,000 and 100,000 shares of common stock with a value of approximately $520,000 and $428,000 respectively.

9) Commitments
--------------

The Company's facilities consist of three buildings of approximately 21,000, 29,000 and 10,000 square feet, which are subject to ten, seven and five year operating leases, respectively. The total rent expense charged to operations was approximately $286,000, $302,000, and $302,000 in fiscal 2000, 1999 and 1998 respectively.


The following is a schedule of future minimum lease payments under non-cancelable operating leases as of June 30, for each fiscal year shown below:

                                                        Operating
Fiscal year ending June 30,                              Leases
----------------------------------------------------  ------------
        2001........................................  $    364,000
        2002........................................       387,000
        2003........................................       347,000
        2004........................................       229,000
        2005........................................       229,000
        Thereafter..................................       148,000
                                                      --------------
                                                      $  1,704,000
                                                      ==============


10) Related Party Transactions
------------------------------

Certain outside directors also receive consulting fees for services rendered from time to time to the Company. In fiscal 1999 and 1998, no such person received in excess of $60,000 for such services. In fiscal 2000, First Capital Group of Texas II, L.P., an investment firm managed by Jeffry P Blanchard, the Company's Chairman of the Board of Director's received $71,000 in consulting fees.

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

In fiscal 2000, two officers resigned their positions with the Company. The total severance and retirement package was approximately $480,000 and was recorded as an expense in fiscal 2000.

11) Employee Benefit Plans
--------------------------

Effective March 1, 1992, the Company adopted the DATA RACE, Inc. 401(k) Plan under section 401(k) of the Internal Revenue Code of 1986, as amended. Under the Plan, substantially all employees eligible to participate may elect to contribute up to the lesser of 15% of their salary or the maximum allowed under the Code. All full time employees with at least one year of continuous service and who have completed 1,000 work hours are eligible for the Plan. The Company may elect to make contributions to the Plan at the discretion of the Board of Directors. The Company made contributions of approximately $65,000 in fiscal 2000, $68,000 in fiscal 1999, and $45,000 in fiscal 1998

In December 1993, the Company adopted the DATA RACE, Inc. Employee Stock Purchase Plan ("ESPP") pursuant to which eligible employees may purchase up to an aggregate of 200,000 shares of the Company's common stock at 85% of the fair market value of the common stock through payroll deductions. In 1997, the ESPP was amended to offer two consecutive six-month plan periods, beginning February 1 and August 1, respectively. Of the 200,000 shares available in this Plan, approximately 103,000 shares have been purchased as of June 30, 2000.

12) Liquidity and Capital Resources
-----------------------------------

Operating losses have had and continue to have a substantial negative effect on the Company's cash balance. The Company's goal of returning to profitability and developing a more dependable revenue base depends on the success of the VocalWare IP product line. To successfully penetrate the target markets, the Company expects that significant additional resources will need to be expended in order to expand its sales and marketing infrastructure and operation systems, and to finance inventory and receivables.

The Company's ability to sustain operations, make future capital expenditures and fund the development and marketing of new or enhanced products is highly dependent on existing cash, the ability to raise additional capital, and develop and maintain adequate liquidity. The Company believes its current cash balances will be sufficient to meet its anticipated cash needs for the next 12 months.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a) 1.  Financial Statements
----------------------------

        Independent Auditors' Report

        Balance Sheets as of June 30, 2000 and 1999

        Statements of Operations for the fiscal years ended June 30, 2000, 1999, and 1998

        Statements of Shareholders' Equity for the fiscal years ended June 30, 2000, 1999, and 1998

        Statements of Cash Flows for the fiscal years ended June 30, 2000, 1999, and 1998

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

    3.1 Articles of Amendment to and Restatement of the Articles of Incorporation of the Company, filed December 27, 1991. (a)

    3.2 Articles of Correction to Articles of Amendment to and Restatement of the Articles of Incorporation of the Company, filed August 13, 1992.
          (a)

    3.3 Articles of Amendment to the Articles of Incorporation of the Company, filed August 21, 1992. (a)

    3.4   Bylaws of the Company and Amendment to Bylaws. (a)(b)

    3.5 Statement of Resolution Establishing Series B Participating Cumulative Preferred Stock. (f)

    3.6 Articles of Amendment to the Articles of Incorporation of the Company, filed January 21,1999 (i)

    4.1   Specimen Common Stock Certificate. (a)

    4.2 Form of Class A Stock Purchase Warrants, representing a series of warrants issued by the Company pursuant to the Purchase Agreement dated July 24, 1998. (h)

    4.3 Form of Class B Stock Purchase Warrants, representing a series of warrants issued by the Company pursuant to the Purchase Agreement dated July 24, 1998. (h)

   10.1   *401(k) Profit Sharing Plan, effective March 1, 1992. (a)

   10.2 Form of Indemnification Agreement between the Company and each director. (c)

   10.3 *Amended and Restated Employee Stock Purchase Plan adopted in February 1996. (e)

   10.4   *1994 Stock Option Plan. (d)

   10.5   *1995 Stock Option Plan. (e)

   10.6   *1997 Stock Option Plan. (g)

   10.7   *1998 Stock Option Plan. (j)

   10.8   *1999 Stock Option Plan (n)

   10.9 Securities Purchase Agreement, dated July 24, 1998, between the Company, Sovereign Partners L.P., Dominion Capital Fund Ltd., and First Capital Group of Texas II, L.P.(h)

   10.10 Registration Rights Agreement, dated July 24, 1998, between the Company, Sovereign Partners L.P., Dominion Capital Fund Ltd., and First Capital Group of Texas II, L.P.(h)

   10.11 Subscription Agreements between DATA RACE, Inc. and Liviakis Financial Communications, Inc., Robert S. London, Anthony Altavilla, Timothy D. Wilson Sr. and Dr. W.B. Barker. (k)

   10.12 Consulting Agreement between the Company and Liviakis Financial Communications, Inc.(i)

   10.13 Amendment No. 1 to Consulting Agreement between the Company and Liviakis Financial Communications, Inc. (k)

   10.14 Securities Purchase Agreement, dated June 25, 1999, by and among DATA RACE, Inc. and Cranshire Capital, L.P., Keyway Investments Ltd., and Lionhart Investments Ltd., as the Investors. (l)

   10.15 Registration Rights Agreement, dated June 25, 1999, by and among DATA RACE, Inc. and Cranshire Capital, L.P., Keyway Investments Ltd., and Lionhart Investments Ltd., as the Investors. (l)

   10.16 Warrant Agreements dated June 25, 1999, issued to Cranshire Capital, L.P., Keyway Investments Ltd., and Lionhart Investments Ltd. (l)

   10.17 Securities Purchase Agreement, dated December 10, 1999, between the Company, Cranshire Capital, L.P., Keyway Investments Ltd., and Lionhart Investments Ltd. (m)

   10.18 Registration Rights Agreement, dated December 10, 1999, between the Company, Cranshire Capital, L.P., Keyway Investments Ltd., and Lionhart Investments Ltd. (m)

   10.19 Warrant Agreement dated December 10, 1999 issued to Cranshire Capital, L.P., Keyway Investments Ltd., and Lionhart Investments Ltd. (m)

   10.20 Securities Purchase Agreement, dated June 12, 2000, between the Company, Cranshire Capital, L.P., Keyway Investments Ltd., Lionhart Investments Ltd., EURAM Cap Strat. "A" Fund Limited, ICN Capital Ltd., and G-Bar Limited Partnership (o)

   10.21 Registration Rights Agreement, dated June 12, 2000, between the Company, Cranshire Capital, L.P., Keyway Investments Ltd., Lionhart Investments Ltd., EURAM Cap Strat. "A" Fund Limited, ICN Capital Ltd., and G-Bar Limited Partnership (o)

   10.22 Warrant Agreement, dated June 12, 2000, between the Company, Cranshire Capital, L.P., Keyway Investments Ltd., Lionhart Investments Ltd., EURAM Cap Strat. "A" Fund Limited, ICN Capital Ltd., and G-Bar Limited Partnership (o)

   10.23  Consultant and Advisor Stock Plan (l)

   10.24  Description of Transaction Bonus Plan (l)

   23.1   Consent of KPMG LLP (p)

   24 Powers of Attorney to sign amendments to this report. Reference is made to the signature page of this report.

   27     Financial Data Schedule (p)

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

(c) Filed as an exhibit to Form 10-K Annual Report for fiscal year ended June 30, 1993.

(d) Filed as an exhibit to Form 10-K Annual Report for fiscal year ended June 30, 1995.

(e) Filed as an exhibit to Form 10-K Annual Report for fiscal year ended June 30, 1996.

(f) Filed as an exhibit to Form 10-K Annual Report for fiscal year ended June 30, 1997.

(g) Incorporated by reference to appendix A of the Company's Definitive Proxy Statement dated December 12, 1997.

(h)  Filed as an exhibit to Form 8-K filed on August 4, 1998.

(i) Filed as an exhibit to Form S-3 Registration Statement No. 333-71319, effective April 20, 1999.

(j) Incorporated by reference to appendix A of the Company's Definitive Proxy Statement dated October 14, 1998.

(k)  Filed as an exhibit to Form 10-Q for the quarter ended December 31, 1998.

(l)  Filed as an exhibit to Form 8-K filed on June 25, 1999.

(m)  Filed as an exhibit to Form 8-K filed on December 17, 1999.

(n) Incorporated by reference to appendix A of the Company's Definitive Proxy Statement dated October 12, 1999.

(o)  Filed as an exhibit to Form 8-K filed on June 21, 2000

(p)  Filed herewith.


*   Management contract or compensatory plan, contract or arrangement

(b)  Reports on Form 8-K
-----------------------

     A report on Form 8 K was filed on June 21, 2000 to report the completion of a private placement.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                               DATA RACE, INC., DBA IP Axess

                               By:  /s/ MICHAEL MC DONNELL
                                    ----------------------
                                        Michael Mc Donnell
                                    President and Chief Executive Officer

                               By:  /s/ JAMES G. SCOGIN
                                    -------------------
                                        James G. Scogin
                                    Senior Vice President-Finance, Chief
                                    Financial Officer, Treasurer and Secretary

                               Date:  September 28, 2000

   Each person whose signature appears below authorizes and, or either of them, each of whom may action without joinder of the other, to execute in the name of each such person who is then an officer or director of the Registrant and to file any amendments to this annual report on Form 10-K necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such report as such attorney-in-fact may deem appropriate.

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Name                                     Title                             Date
                 ----                                     -----                             ----
/s/MICHAEL MC DONNELL                    President, Chief Executive Officer and    September 28, 2000
---------------------------------------  Director
Michael McDonnell

/s/JAMES G. SCOGIN                       Senior Vice President-Finance, Chief      September 28, 2000
---------------------------------------  Financial Officer, Treasurer and
 James G. Scogin                         Secretary

/s/JEFFREY P. BLANCHARD                  Chairman of the Board of Directors        September 28, 2000
---------------------------------------
 Jeffrey P. Blanchard

/s/THOMAS BISHOP                         Director                                  September 28, 2000
---------------------------------------
Thomas Bishop

/s/GEORGE R. GRUMBLES                    Director                                  September 28, 2000
---------------------------------------
 George R. Grumbles

/s/MATTHEW A. KENNY                      Director                                  September 28, 2000
---------------------------------------
 Matthew A. Kenny

/s/BYRON SMITH                           Director                                  September 28, 2000
---------------------------------------
Byron Smith