Form 10-Q
period 2000-09-30
DATA RACE INC
filed 2000-11-20
CIK 890924

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q
                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended                                    Commission File Number
 September 30, 2000                                             0-20706


                                DATA RACE, Inc.
             (Exact name of registrant as specified in its charter)


            Texas                                         74-2272363
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

On November 17, 2000, there were 26,818,000 outstanding shares of the Company's Common Stock, no par value.

                                DATA RACE, Inc.
                              INDEX TO FORM 10-Q

                                                                                   Page
                                                                                  Number
                                                                                  ------
PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.   Interim Condensed Financial Statements (Unaudited):

          Condensed Balance Sheets as of September 30, 2000 and June 30, 2000..   3

          Condensed Statements of Operations for the Three Months
          Ended September 30, 2000 and 1999....................................   4

          Condensed Statements of Cash Flows for the Three Months
          Ended September 30, 2000 and 1999....................................   5

          Notes to Interim Condensed Financial Statements......................   6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................................   8

Item 3.   Quantitative and Qualitative Disclosure about Market Risk............  10

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings.....................................................  11

Item 2.  Changes in Securities.................................................  11

Item 3.  Defaults Upon Senior Securities.......................................  11

Item 4.  Submission of Matters to a Vote of Security Holders...................  11

Item 5.  Other Information.....................................................  11

Item 6.  Exhibits and Reports on Form 8-K......................................  11

SIGNATURES.....................................................................  12
----------


                         PART I.  FINANCIAL INFORMATION

ITEM 1.  Interim Condensed Financial Statements
-----------------------------------------------


                                DATA RACE, Inc.
                            CONDENSED BALANCE SHEETS
                                   UNAUDITED


                                                                                        As of
                                                                   ------------------------------------------------
                                                                        Sept. 30, 2000             June 30, 2000
                                                                   ----------------------    ----------------------

ASSETS

Current assets:
  Cash and cash equivalents.....................................     $          7,790,278      $         11,059,061
  Accounts receivable, net......................................                  682,374                     6,401
  Inventory.....................................................                  893,796                   249,876
  Note receivable, current......................................                  300,000                   233,333
  Prepaid expenses and deposits.................................                  297,538                   206,001
                                                                       ------------------        ------------------
    Total current assets........................................                9,963,986                11,754,672

Note receivable, non-current....................................                   46,667                   116,667
Property and equipment, net.....................................                1,633,136                 1,235,919
Other assets, net...............................................                   84,630                    84,630
                                                                       ------------------        ------------------
    Total assets................................................     $         11,728,419      $         13,191,888
                                                                       ------------------        ------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................................     $            736,561      $            504,001
  Accrued expenses..............................................                1,012,033                   960,346
  Obligations under capital leases, current.....................                   40,731                         -
  Deferred revenue..............................................                  364,392                         -
                                                                       ------------------        ------------------

    Total current liabilities...................................                2,153,717                 1,464,347

Obligations under capital leases, non-current...................                   62,570                         -

Shareholders' equity:
  Common stock..................................................               60,808,613                59,806,425
  Additional paid in capital....................................                7,673,310                 7,673,310
  Accumulated deficit...........................................              (58,969,791)              (55,752,194)
                                                                       ------------------        ------------------
    Total shareholders' equity..................................                9,512,132                11,727,541
                                                                       ------------------        ------------------
      Total liabilities and shareholders' equity................     $         11,728,419      $         13,191,888
                                                                       ------------------        ------------------

        See accompanying notes to interim condensed financial statements

                                DATA RACE, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED


                                                                           Three Months Ended September 30,
                                                                    ----------------------------------------------
                                                                             2000                     1999
                                                                    ---------------------    ---------------------
Total revenue from continuing operations.........................       $           6,042        $         183,168

Cost of revenue..................................................                 173,298                  168,695
                                                                    ---------------------    ---------------------

   Gross profit..................................................                (167,256)                  14,473
                                                                    ---------------------    ---------------------

Operating expenses:
 Engineering and product development.............................               1,125,975                  837,156
 Sales and marketing.............................................               1,160,883                  528,620
 General and administration......................................               1,003,667                1,241,995
                                                                    ---------------------    ---------------------
   Total operating expenses......................................               3,290,525                2,607,771
                                                                    ---------------------    ---------------------

   Operating loss................................................              (3,457,781)              (2,593,298)

Other income.....................................................                 240,184                  101,298
                                                                    ---------------------    ---------------------

Loss from continuing operations..................................              (3,217,597)              (2,492,000)

Income from discontinued operations..............................                       -                  113,459
                                                                    ---------------------    ---------------------

   Net loss......................................................       $      (3,217,597)       $      (2,378,541)
                                                                    ---------------------    ---------------------

Per share data:
   Net loss......................................................       $      (3,217,597)       $      (2,378,541)
   Effect of beneficial conversion feature of convertible
   preferred stock...............................................                       -                  (79,722)
                                                                    ---------------------    ---------------------
   Net loss applicable to common stock...........................              (3,217,597)              (2,458,263)
                                                                    ---------------------    ---------------------
   Net basic and diluted loss per share applicable to common
    stock........................................................       $           (0.12)       $           (0.12)
                                                                    ---------------------    ---------------------

Weighted average shares outstanding..............................              26,209,000               20,330,000
                                                                    ---------------------    ---------------------

       See accompanying notes to interim condensed financial statements

                                DATA RACE, Inc.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED


                                                                            Three Months Ended September 30,
                                                                    ----------------------------------------------
                                                                            2000                     1999
                                                                    ---------------------    ---------------------
Cash flows from operating activities:
  Net loss from continuing operations............................     $        (3,217,597)       $      (2,492,000)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization................................                  93,387                   68,497
    Non-cash consulting and legal fees...........................                       -                  281,650
    Gain on sale of property and equipment.......................                  (3,529)                       -
    Changes in assets and liabilities:
    Accounts and notes receivable................................                (672,640)                  36,422
    Inventory....................................................                (643,920)                   2,644
    Prepaid expenses, deposits and other assets..................                 (91,537)                 153,615
    Accounts payable.............................................                 232,560                   48,384
    Accrued expenses.............................................                  51,687                   10,139
    Deferred revenue.............................................                 364,392                   10,139
                                                                    ---------------------    ---------------------
      Net cash used in operating activities......................              (3,887,197)              (1,890,649)
                                                                    ---------------------    ---------------------

Cash flows from investing activities:
  Purchase of property and equipment.............................                (377,043)                 (70,041)
  Proceeds from sale of property and equipment...................                   4,146                        -
                                                                    ---------------------    ---------------------
    Net cash used in investing activities........................                (372,897)                 (70,041)
                                                                    ---------------------    ---------------------

Cash flows from financing activities:
  Payment on capital leases......................................                 (10,877)                       -
  Net proceeds from issuance of common stock.....................               1,002,188                  358,510
                                                                    ---------------------    ---------------------
    Net cash provided by financing activities....................                 991,311                  358,510
                                                                    ---------------------    ---------------------

Cash flows provided by discontinued operations...................                       -                  276,141

Net decrease in cash and cash equivalents........................              (3,268,783)              (1,326,039)

Cash and cash equivalents at beginning of period.................              11,059,061                7,654,978
                                                                    ---------------------    ---------------------

Cash and cash equivalents at end of period.......................     $         7,790,278        $       6,328,939
                                                                    ---------------------    ---------------------

       See accompanying notes to interim condensed financial statements

                                DATA RACE, Inc.
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                   UNAUDITED

1)   Summary of Significant Accounting Policies
---  ------------------------------------------

Description of Business

DATA RACE, Inc. d/b/a IP AXESS (the "Company") provides IP based remote worker solutions over multiple access media. The Company's VocalWare IP client/server product line provides users in remote locations with simultaneous access to critical corporate resources including phone, fax, Internet, and E-mail over a single connection via: DSL, cable modem, LAN, Frame Relay, ATM or high speed dial up through VPN, local ISP POP, or PSTN. The Company, after exiting the network multiplexer business, operates in one business segment.

Basis of Presentation

The unaudited interim condensed financial statements reflect all adjustments (consisting of normal recurring accruals) that in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the June 30, 2000 Annual Report on Form 10-K. The condensed balance sheet data as of June 30, 2000 included herein has been derived from such audited financial statements. Interim period results are not necessarily indicative of the results to be expected for any future periods or the full year.

Revenue Recognition

The Company's policy in the past has been to recognize revenue upon shipments of products to customers or when contractual services have been provided to customers. Starting in fiscal 2001, the Company recognizes product revenue when delivery has occurred, fee is fixed or determinable, and collectibility is probable. Revenue from service obligations and licensing agreements are deferred and generally recognized ratably over the period of the obligation or agreement. The Company makes certain sales to third party resellers. These partners are generally given privileges to return a portion of inventory. The Company recognizes revenue to third party resellers based on estimates that approximate the point products have been sold by the resellers or when payment is collected from the resellers.

2)   Earnings (Loss) Per Share
---  -------------------------

Net loss per share of common stock is presented in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Under SFAS No. 128, basic earnings/loss per share excludes dilution for potentially dilutive securities and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings/loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted loss per share approximates basic loss per share, as no potential common shares are to be included in the computation when a loss from continuing operations available to common shareholders exists.

3)  Inventory
-------------

Inventory is valued at the lower of cost (principally standard cost which approximates first-in, first-out) or market (net realizable value). Inventory consists of the following:

                                                   September 30,            June 30,
                                                       2000                   2000
                                               --------------------   --------------------
                Finished goods                   $          628,434     $          138,014
                Work in process                             110,370                 80,151
                Raw materials                               154,492                 31,711
                                               --------------------   --------------------
                Total inventory                  $          893,796     $          249,876
                                               ====================   ====================

4) Warrants
-----------

The following table summarizes the outstanding warrants as of the end of September 30, 2000 and June 30, 2000 respectively. Each warrant in the table is convertible into one share of the Company's common stock for the indicated price.



                                              September 30, 2000        June 30, 2000         Price        Expiration
                                      ------------------------------------------------------------------------------------
June 2000 private placement                          471,822                471,822      $         5.45      Jun 2002
December 1999 private placement                      571,429                571,429                3.00      Dec 2001
June 1999 private placement                          693,888                693,888                4.02      Jun 2001
November 1998 private placement                      746,433                956,655                2.25      Nov 2000
Series C Warrants                                     53,977                 53,977               6.435      Nov 2000
Class A and B second close                                 -                 24,968              0.6625      Jul 2000
Class A and B first close                                  -                 35,400              0.6625      Jul 2000
                                      ----------------------   --------------------
Total warrants outstanding                         2,537,549              2,808,139
--------------------------------------------------------------------------------------------------------------------------

5) Non Cash Investing Activites
-------------------------------

Capital lease obligations of $114,178 were incurred in the quarter ended September 30, 2000 when the Company entered into a capital lease for PBX equipment.

6) Subsequent Events
--------------------

In October 2000, the Company entered into a nonbinding agreement to acquire substantially all the assets of VoiceBoard Corporation, a significant supplier to the Company. As of November 17, 2000 the terms of the purchase agreement had not been finalized.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Results of Operations

In March 2000, the Company sold its network multiplexer line to HT Communications. Since the second quarter of 1999, the Company has not bid on additional custom modem business. Therefore, the following discussion is limited to the Company's continuing operations of its VocalWare IP business segment. Discontinued operations are discussed separately below.

In September 2000, the Company shipped and billed approximately $1,066,000 to a third party reseller, of which approximately $701,000 was for 35 VocalWare servers and 840 VocalWare IP clients, and approximately $365,000 in exclusive licensing rights. Revenue is not being recognized on the approximately $701,000 in shipped servers and clients as the Company has not received payment. Upon receipt of payment for the servers and clients the Company will recognize the revenue at that point in time. The $365,000 in exclusive licensing rights is being deferred and revenue will be recognized over the life of the agreement. Refer to the Company's condensed financial statements footnotes for the Company's policy on revenue recognition. As a result, total revenue from continuing operations for the three months ended September 30, 2000 decreased by 97% to approximately $6,000 from $183,000 in the same period of the prior fiscal year.

Engineering and product development expenses for the three months ended September 30, 2000 increased 35% from the comparable period for the prior fiscal year. This increase was primarily due to outside contract engineering expenditures and workforce increases for continued development of additional VocalWare IP products.

Sales and marketing expenses for the three months ended September 30, 2000 increased 120% from the comparable period of the prior fiscal year. This increase was primarily due to increased sales staff necessary to properly market, coordinate, distribute, and service VocalWare IP products to intended markets.

General and administrative expenses for the three months ended September 30, 2000 decreased 19% from the comparable period of the prior fiscal year. This decrease reflects a reduction in legal expenses in the current period, primarily due to the termination of the Lucent patent infringement litigation in December 1999.

Income tax benefits related to the losses for the three months ended September 30, 2000 were not recognized because the realization of such benefits is not assured. As of September 30, 2000, the Company had Federal tax net operating loss carryforwards of approximately $54,000,000 that expire beginning in 2008. Internal Revenue Code Section 382 limits NOL carryforwards when an ownership change of more than 50% of the value of stock in a loss corporation occurs within a three year period. Accordingly, the ability to utilize remaining NOL carryforwards may be significantly restricted.

Discontinued Operations

The majority of the Company's revenue in the first three months of fiscal 2000 resulted from operations that the Company has now exited. Revenues from discontinued operations in the first quarter of 2000 were approximately $353,000. There were no revenues from discontinued operations in the corresponding quarter ending September 30, 2000 as the Company exited that and other related business in March 2000.

Liquidity and Capital Resources

Operating losses have had and continue to have a significant negative effect on the Company's cash balance. At September 30, 2000, the Company had approximately $7,790,000 in cash and cash equivalents.

Historically, the majority of the Company's revenue was derived from shipments of custom modem and network multiplexer products. Revenue from shipments of custom modems has ended as the market has shifted away from custom modem products. The Company sold its network multiplexer products business to HT Communications, Inc. in March 2000. The Company has focused all of its resources on the VocalWare business segement since May 2000.

The Company's strategy is to focus its sales efforts on developing an increasing number of larger customers using the VocalWare IP products, to develop a new generation of products that will address the market's need for an easy-to-install software client that can operate over the new broadband communications services, including DSL, cable modems, and IP networks, and to establish one or more strategic partnerships with well-established companies that would enhance the Company's market presence and credibility and provide financial assistance. The ability of the Company to successfully execute its strategy to increase sales is subject to numerous risks and such success cannot be assured. The Company's return to profitability and development of a more dependable revenue base depends on the success of the VocalWare IP product line. The Company does not anticipate a return to profitability as long as its expenditures on the VocalWare IP system remain disproportionate to attendant revenue.

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

In October 2000, the Company entered into a nonbinding agreement to acquire substantially all the assets of VoiceBoard Corporation, a significant supplier to the Company. As of November 17, 2000 the terms of the purchase agreement had not been finalized.

Disclosure Regarding Forward Looking Statements

Except for the historical information, this report contains various "forward-looking statements" which represent the Company's expectations or beliefs concerning future events, including expectations regarding the rate of use of existing cash and regarding the success of the Company's strategy to increase sales and return to profitability. The Company cautions that these forward-looking statements involve a number of risks and uncertainties and are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include lack of adequate capital; changing market trends and market needs; uncertainty regarding the breadth of market acceptance of the teleworker products; uncertainty regarding the length of the sales process; rapid or unexpected technological changes; new or increased competition from companies with greater resources than the Company; inability to resolve technical issues or overcome other development obstacles and the Company's success in developing new strategic and financial partnerships. Additional factors which qualify forward-looking statements are set forth in the Company's other SEC filings, including the Form 10-K for fiscal 2000. The Company's failure to succeed in its efforts, including its development of new strategic and financial partnerships, could have a material adverse effect on the Company's financial condition and operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

The following discusses the Company's exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties.

At September 30, 2000, the Company did not have short-term investments, indebtedness, or liabilities other than ordinary course trade payables.

At September 30, 2000 the Company did not own any equity investments. Therefore, we did not have any direct equity price risk.

Substantially all Company revenues are realized in U.S. dollars and no significant asset or cash account balances are maintained in currencies other than the United States dollar. Therefore, the Company does not have significant direct currency exchange rate risk.

                                DATA RACE, Inc.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

As of October 29, 2000, there is no current pending litigation involving the Company.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

An annual meeting of shareholders of the Company was held on November 9, 2000. Michael M. McDonnell, Jeffery P. Blanchard, Tom Bishop, George R. Grumbles, Matthew A. Kenny, and Byron Smith were elected as directors of the Company, each to hold office until the next annual meeting of shareholders or until his successor has been elected and qualified, subject to earlier resignation or removal. Additionally, the shareholders approved the DATA RACE, Inc. 2000 Stock Option Plan, approved an amendment to the Company's Articles of Incorporation to change its name from DATA RACE, Inc. to IP AXESS, Inc. and ratified the appointment of KPMG LLP as independent accountants for the 2001 fiscal year.

ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
(a)    Exhibit 27 Financial Data Schedule for the period ended September 30,
----   2000.


(b)    No reports on Form 8-K were filed during the quarter.
-----

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DATA RACE, INC.

                                   By:  /s/ James G. Scogin
                                      ----------------------------------------
                                      James G. Scogin, Senior Vice President,
                                      Chief Financial Officer


                                      Date:  November 17, 2000