Form 10-Q
period 2000-12-31
DATA RACE INC
filed 2001-02-14
CIK 890924

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q
                               QUARTERLY REPORT
    Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended                                  Commission File Number
  December 31, 2000                                            0-20706


                                DATA RACE, Inc.
            (Exact name of registrant as specified in its charter)


          Texas                                          74-2272363
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                           6509 Windcrest, Suite 120
                              Plano, Texas 75024
                           Telephone (972) 265-4000
              (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)

       Securities registered pursuant to Section 12(b) of the Act:  None

   Securities registered pursuant to Section 12(g) of the Act:  Common Stock



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       -----   ----


On February 11, 2001, there were approximately 26,891,000 outstanding shares of Common Stock, no par value.

                                DATA RACE, Inc.
                              INDEX TO FORM 10-Q

                                                            Page
                                                            Number
                                                            ------
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1. Interim Condensed Financial Statements (Unaudited):

        Condensed Balance Sheets as of December 31, 2000 and June 30, 2000..   3

        Condensed Statements of Operations for the Three Months
        and Six Months Ended December 31, 2000 and 1999.....................   4

        Condensed Statements of Cash Flows for the Six Months
        Ended December 31, 2000 and 1999....................................   5

        Notes to Interim Condensed Financial Statements.....................   6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................................   8

Item 3. Quantitative and Qualitative Disclosure about Market Risk...........  11


PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings..................................................  12

Item 2.  Changes in Securities..............................................  12

Item 3.  Defaults Upon Senior Securities....................................  12

Item 4.  Submission of Matters to a Vote of Security Holders................  12

Item 5.  Other Information..................................................  13

Item 6.  Exhibits and Reports on Form 8-K...................................  13

SIGNATURES..................................................................  14
----------

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  Interim Condensed Financial Statements
-----------------------------------------------


                                DATA RACE, Inc.
                           CONDENSED BALANCE SHEETS
                                   UNAUDITED


                                                                                              As of
                                                                       -------------------------------------------------
                                                                             Dec. 31, 2000              June 30, 2000
                                                                       -----------------------    ----------------------
ASSETS

Current assets:
  Cash and cash equivalents......................................        $           2,176,176      $         11,059,061
  Accounts receivable, net.......................................                      102,804                     6,401
  Inventory......................................................                    2,312,892                   249,876
  Notes receivable, current......................................                      346,667                   233,333
  Prepaid expenses and deposits..................................                      585,371                   206,001
                                                                       -----------------------    ----------------------
    Total current assets.........................................                    5,523,910                11,754,672

Notes receivable, non-current....................................                            -                   116,667
Property and equipment, net......................................                    2,005,893                 1,235,919
Other assets, net................................................                       84,630                    84,630
                                                                       -----------------------    ----------------------
    Total assets.................................................        $           7,614,433      $         13,191,888
                                                                       =======================    ======================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable...............................................        $           1,066,851      $            504,001
  Accrued expenses...............................................                      844,813                   960,346
  Obligations under capital lease, current.......................                       28,818                         -
                                                                       -----------------------    ----------------------
    Total current liabilities....................................                    1,940,482                 1,464,347


Obligations under capital lease, non-current                                            62,570                         -

Shareholders' equity:
      Common stock...............................................                   60,855,962                59,806,425
      Additional paid in capital.................................                    7,673,310                 7,673,310
      Retained deficit...........................................                  (62,917,891)              (55,752,194)
                                                                       -----------------------    ----------------------
    Total shareholders' equity...................................                    5,611,381                11,727,541

     Total liabilities and shareholders' equity..................        $           7,614,433      $         13,191,888
                                                                       =======================    ======================


        See accompanying notes to interim condensed financial statements

                                DATA RACE, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED


                                                   Three Months Ended Dec. 31,                    Six Months Ended Dec. 31,
                                        --------------------------------------------    -------------------------------------------
                                                 2000                   1999                   2000                    1999
                                        ---------------------    -------------------    -------------------    --------------------

Total revenue...........................      $             -        $        79,897        $         6,042        $        263,065

Cost of revenue.........................              166,243                196,949                339,541                 365,644
                                        ---------------------    -------------------    -------------------    --------------------

      Gross profit......................             (166,243)              (117,052)              (333,499)               (102,579)

Operating expenses:
  Engineering and product
   development..........................            1,359,735                816,927              2,485,710               1,654,083
  Sales and marketing...................            1,419,930                464,198              2,580,813                 992,817
  General and administration............            1,072,586                688,232              2,076,253               1,930,227
                                        ---------------------    -------------------    -------------------    --------------------
      Total operating expenses..........            3,852,251              1,969,357              7,142,776               4,577,127
                                        ---------------------    -------------------    -------------------    --------------------

      Operating loss....................           (4,018,494)            (2,086,409)            (7,476,275)             (4,679,706)

Other income............................               70,395                125,749                310,579                 227,046
                                        ---------------------    -------------------    -------------------    --------------------

Loss from continuing operations                    (3,948,099)            (1,960,660)            (7,165,696)             (4,452,660)

Income from discontinued operation                          -                 57,094                      -                 170,553
                                        ---------------------    -------------------    -------------------    --------------------


        Net loss                              $    (3,948,099)       $    (1,903,566)       $    (7,165,696)       $     (4,282,107)
                                        =====================    ===================    ===================    ====================

Per share data:
        Net loss........................           (3,948,099)            (1,903,566)            (7,165,696)             (4,282,107)
        Effect of beneficial conversion
          feature of convertible
           preferred stock..............                    -                (79,723)                     -                (159,445)
                                        ---------------------    -------------------    -------------------    --------------------
      Net loss applicable to common
          stock.........................      $    (3,948,099)       $    (1,983,289)       $    (7,165,696)       $     (4,441,552)
                                        =====================    ===================    ===================    ====================

Net basic/diluted loss from continuing
        operations per common share           $         (0.15)       $         (0.09)       $         (0.27)       $          (0.21)
                                        =====================    ===================    ===================    ====================
Net basic/diluted loss per common
        share                                 $         (0.15)       $         (0.09)       $         (0.27)       $          (0.21)
                                        =====================    ===================    ===================    ====================

Weighted average shares outstanding.....           26,682,000             21,145,000             26,445,000              20,738,000
                                        ---------------------    -------------------    -------------------    --------------------


       See accompanying notes to interim condensed financial statements

                                DATA RACE, Inc.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED


                                                                                      Six Months Ended Dec. 31,
                                                                       ----------------------------------------------------
                                                                                 2000                       1999
                                                                       -------------------------     ----------------------
Cash flows from operating activities:
 Net loss........................................................        $            (7,165,696)        $       (4,282,107)
 Adjustments to reconcile net loss to net cash provided by (used
  in) operating activities:
  Depreciation and amortization..................................                        234,659                    140,225
  Non-cash consulting fee........................................                              -                    520,086
  Gain on sale of assets.........................................                         (3,529)
  Income from discontinued operations............................                              -                   (170,553)
  Changes in assets and liabilities:
  Accounts and notes receivable..................................                        (93,070)                    34,374
  Inventory......................................................                     (2,063,016)                    21,447
  Prepaid expenses, deposits, and other assets...................                       (379,370)                   145,702
  Accounts payable...............................................                        562,850                   (131,866)
  Accrued expenses...............................................                       (115,533)                     6,921
                                                                       -------------------------     ----------------------
   Net cash used in operating activities.........................                     (9,022,705)                (3,715,771)
                                                                       -------------------------     ----------------------

Cash flows from investing activities:
 Purchase of property and equipment..............................                       (891,072)                  (107,273)
 Proceeds from sale of property and equipment....................                          4,146                          -
 Provided by discontinued operations.............................                              -                    317,334
                                                                       -------------------------     ----------------------
   Net cash used in investing activities.........................                       (886,926)                   210,061
                                                                       -------------------------     ----------------------

Cash flows from financing activities:
 Payment on capital leases.......................................                        (22,791)                         -
 Net proceeds from the issuance of common stock and related
  warrants.......................................................                      1,049,537                  4,089,684

                                                                       -------------------------     ----------------------
   Net cash provided by financing activities.....................                      1,026,746                  4,089,684
                                                                       -------------------------     ----------------------

Net increase (decrease) in cash and cash equivalents.............                     (8,882,885)                   583,974

Cash and cash equivalents at beginning of period.................                     11,059,061                  7,654,978
                                                                       -------------------------     ----------------------

Cash and cash equivalents at end of period.......................        $             2,176,176         $        8,238,952
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

Basis of Presentation

The unaudited interim financial statements reflect all adjustments (consisting of normal recurring accruals) that in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the June 30, 2000 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000. The condensed balance sheet data as of June 30, 2000 included herein has been derived from such audited financial statements. Interim period results are not necessarily indicative of the results to be expected for any future periods or the full year.

Revenue Recognition

Revenue is generally recognized upon shipment of products to customers or when contractual services have been provided to customers, the fee and terms are
fixed or determinable, and collection is reasonably assured.   Revenue from
service obligations and licensing agreements are deferred and recognized ratably over the period of the obligation or agreement. The Company recognizes revenue and gross profit from evaluation units shipped only upon receipt of payment or upon customer acceptance and reasonably assured collection.


2) Liquidity and Capital Resources
----------------------------------

Operating losses have had and continue to have a substantial negative effect on the Company's cash balance. The Company's goal of returning to profitability and developing a more dependable revenue base depends on the success of the VocalWare IP product line.

To successfully penetrate its target markets, the Company expects that significant additional resources will need to be expended in order to expand its sales and marketing infrastructure and operation systems, and to finance inventory and receivables.

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

2) Earnings Per Share
---------------------

Net loss per share of common stock is presented in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Under SFAS No. 128, basic earnings/loss per share excludes dilution for potentially dilutive securities and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings/loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted loss per share and basic loss per share are the same, as no potential common shares are to be included in the computation when a loss from continuing operations available to common shareholders exists.

3) Inventory
------------

Inventory is valued at the lower of standard cost (approximates first-in, first-out method) or market (net realizable value). Inventory consists of the following:

                                               December 31,                  June 30,
                                                   2000                        2000
                                         ----------------------      ----------------------
                Finished goods             $          1,940,104        $            138,014
                Work in process                          68,683                      80,151
                Raw materials                           304,105                      31,711
                                         ----------------------      ----------------------
                Total inventory            $          2,312,892        $            249,876
                                         ======================      ======================

As of December 31, 2000, finished goods inventory included approximately $391,000 shipped and billed to third parties that is not recorded as costs as associated revenue has not been recognized and approximately $75,000 of inventory shipped as evaluation units.

4)  Warrants
------------


The following table summarizes the outstanding warrants as of the end of December 31, 2000 and June 30, 2000, respectively.


                                         December 31, 2000         June 30, 2000               Price        Expiration
June 2000 private placement                          471,822                471,822      $         5.45      Jun 2002
December 1999 private placement                      571,429                571,429                3.00      Dec 2001
June 1999 private placement                          693,888                693,888                4.02      Jun 2001
November 1998 private placement                            -                956,655                2.25      Nov 2000
Series C Warrants                                          -                 53,977               6.435      Nov 2000
Class A and B second close                                 -                 24,968              0.6625      Jul 2000
Class A and B first close                                  -                 35,400              0.6625      Jul 2000
                                                   ---------              ---------
Total warrants outstanding                         1,737,139              2,808,139
--------------------------------------------------------------------------------------------------------------------------

In July 2000, remaining warrants for the class A and B first and second close have expired.


In September 2000, the Company issued 210,222 shares of its common stock in conjunction with the exercise of 210,222 warrants from the November 1998 private placement. In a cashless exercise, the Company issued 297,313 shares of it's common stock as a result of the exercise of 690,333 warrants. The remaining warrants balance of the November 1998 private placement expired in November 2000.


In November 2000, the remaining balance of Series C warrants expired.



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


In the second quarter ended December 31, 2000, the Company shipped VocalWare IP
product and billed approximately $625,000 to third party resellers.   Revenue
was not recognized on the shipped servers and clients, as these transactions did not meet the Company's criteria for revenue recognition. As a result, total revenue from continuing operations for the three and six months ended December 31, 2000 decreased 100% and 98%, respectively, from the comparable periods for prior fiscal year.

Engineering and product development expenses for the three and six months ended December 31, 2000 increased 66% and 50%, respectively, from the comparable periods for the prior fiscal year. This increase was primarily due to outside contract engineering expenditures and workforce increases for continued development and enhancements of the VocalWare IP products.

Sales and marketing expenses for the three and six months ended December 31, 2000 increased 206% and 160%, respectively, from the comparable periods of the prior fiscal year. This increase was primarily due to increased headcount in the sales staff and travel that are necessary to properly market, coordinate, distribute, and service VocalWare IP products.

General and administrative expenses for the three and six months ended December 31, 2000 increased 56% and 8%, respectively, from the comparable periods of the prior fiscal year. This increase reflects increased staffing that management believes are necessary to support recent organizational growth.

Income tax benefits related to the losses for the three and six months ended December 31, 2000 were not recognized because the realization of such benefits is not assured. As of December 31, 2000, the Company had Federal tax net operating loss carryforwards of approximately $54,000,000 that expire beginning in 2008. Internal Revenue Code Section 382 limits NOL carryforwards when an ownership change of more than 50% of the value of stock in a loss corporation occurs within a three-year period. Accordingly, the ability to utilize remaining NOL carryforwards may be significantly restricted.

Discontinued Operations

The majority of the Company's revenue in the three and six months of fiscal 2000 resulted from operations that the Company has now exited. Income from discontinued operations in first two quarters of fiscal 2000 was approximately $171,000. There was no income from discontinued operations for the corresponding six months ended December 31, 2000 as the Company exited that and other related business in March 2000.

Liquidity and Capital Resources

Operating losses have had and continue to have a significant negative effect on the Company's cash balance. At December 31, 2000, the Company had approximately $2,176,000 in cash and cash equivalents.

Historically, the majority of the Company's revenue was derived from shipments of custom modem and network multiplexer products. Revenue from shipments of custom modems has ended as the market has shifted away from custom modem products. The Company sold its network multiplexer products business to HT Communications, Inc in March 2000. The Company has focused all of its resources on the VocalWare IP product line since May 2000.

The Company's strategy is to focus its sales efforts on developing an increasing number of larger customers using the VocalWare IP products, to develop a new generation of products that will address the market's need for an easy-to-install software client that can operate over the new broadband communications services, including DSL, cable modems, and IP networks, and to establish one or more strategic partnerships with well-established companies that would enhance the Company's market presence and credibility and provide financial assistance. The ability of the Company to successfully execute its strategy to increase sales is subject to numerous risks and such success cannot be assured. The Company's return to profitability and development of a more dependable revenue base depends on the success of the VocalWare IP product line. The Company does not anticipate a return to profitability as long as its expenditures on the VocalWare IP system remain disproportionate to revenue.

In February 2001, the Company has received non-binding commitments for additional financing. Portions of these commitments are expected to be funded by the end of February 2001.

The Company's ability to sustain operations, make future capital expenditures, and fund the development and marketing of new or enhanced products is highly dependent on existing cash, the ability to raise additional capital, and the ability to successfully develop and sustain strategic relationships. The failure to obtain such financing when needed and to attract a strategic partner would have a substantial adverse effect on the Company. The timing and amount of the Company's future capital requirements cannot be accurately predicted. The Company believes its current cash balances and commitments for additional financing will be sufficient to meet its anticipated cash needs for the next 12 months.

In October 2000, the Company entered into a nonbinding agreement to acquire substantially all the assets of Voiceboard Corporation ("Voiceboard"), a significant component supplier to the Company. In December 2000, the Company terminated its offer to acquire VoiceBoard. On January 11, 2001, the Company notified the Escrow Agent that Voiceboard was in default of the OEM Purchase Agreement between the Company and Voiceboard and a condition of release of the escrowed materials had occurred. Voiceboard has disputed the default notice and the Company is starting the process for a dispute resolution.

Disclosure Regarding Forward Looking Statements

Except for the historical information, this report contains various "forward-looking statements" which represent the Company's expectations or beliefs concerning future events, including expectations regarding the rate of use of existing cash and the success of the Company's strategy to increase sales and return to profitability. The Company cautions that these forward-looking statements involve a number of risks and uncertainties and are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include lack of adequate capital; changing market trends and market needs; uncertainty regarding the breadth of market acceptance of the remote worker products; uncertainty regarding the length of the sales process; uncertainty regarding the supply of components; rapid or unexpected technological changes; new or increased competition from companies with greater resources than the Company; inability to resolve technical issues or overcome other development obstacles and the Company's success in developing new strategic and financial partnerships. Additional factors which qualify forward-looking statements are set forth in the Company's other SEC filings, including the Form 10-K for fiscal 2000 and the Form 10-Q for the quarter ended September 30, 2000. The Company's failure to succeed in its efforts, including its development of new strategic and financial partnerships, could have a material adverse effect on the Company's financial condition and operations.


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

None.

Item 2.  Changes in securities
------------------------------

None.

Item 3.  Defaults upon senior securities
----------------------------------------

None.

Item 4.  Submission of matters to a vote of security holders
------------------------------------------------------------

An annual meeting of shareholders of the Company was held on November 9, 2000. Tom Bishop, Jeffery P. Blanchard, George R. Grumbles, Matthew A. Kenny, Michael
A. McDonnell and Byron Smith were elected as directors of the Company, each to hold office until the next annual meeting of shareholders or until his successor has been elected and qualified, subject to earlier resignation or removal. Additionally, the shareholders approved the DATA RACE, Inc. 2000 Stock Option Plan, approved the amendment to the Company's Articles of Incorporation to change its name from DATA RACE, Inc. to IP AXESS, Inc. and ratified the appointment of KPMG LLP as independent accountants for the 2001 fiscal year.

The results of the voting at the annual shareholders meeting held on November 9, 2000 were as follows:
                                 Proposal No. 1
                            (Election of Directors)

Company Nominee                        For               Against            Non- Votes
---------------                        ---               -------            -----------
Tom Bishop                          21,290,170              -                 125,162
Jeffery P. Blanchard                21,303,655              -                 111,677
George R. Grumbles                  21,296,890              -                 118,442
Matthew A. Kenny                    21,298,890              -                 118,442
Michael A. McDonnell                21,299,570              -                 115,762
Byron Smith                         21,286,370              -                 128,962

                                Proposal No. 2
             (Approval of DATA RACE, Inc. 2000 Stock Option Plan)

For                           Against                 Abstain                Non-Votes
---                           -------                 -------                ---------
20,819,705                    390,564                 205,063                       -

                                 Proposal No. 3
(Approval of amendment to the Company's Articles of Incorporation to change its name from DATA RACE, Inc. to IP AXESS, Inc)

For                           Against                 Abstain                Non-Votes
---                           -------                 -------                ---------
21,036,277                    346,689                  32,366                       -

                                Proposal No. 4
             (Ratification of KPMG LLP as independent accountants)

For                           Against                 Abstain                Non-Votes
---                           -------                 -------                ---------
21,294,191                     72,682                  48,459                       -

Item 5.  Other information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits.
-------------
None


 (b) Reports on Form 8-K.
-------------------------

A report on Form 8-K was filed on November 20, 2000, to report the resignation of the Company's independent accountants KPMG L.L.P.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           DATA RACE, INC.

                           By:  /s/ James G. Scogin
                                -------------------
                                James G. Scogin, Vice President,
                                Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

                           Date: February 14, 2001