Form 10-Q
period 2001-03-31
DATA RACE INC
filed 2001-05-15
CIK 890924

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q
                               QUARTERLY REPORT
    Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended                                     Commission File Number
   March 31, 2001                                                 0-20706

                                DATA RACE, Inc.
            (Exact name of registrant as specified in its charter)


        Texas                                            74-2272363
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


On May 11, 2001, there were approximately 29,983,700 outstanding shares of Common Stock, no par value.

                                DATA RACE, Inc.
                              INDEX TO FORM 10-Q


                                                                                            Page
                                                                                          Number
                                                                                          ------
PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.   Interim Condensed Financial Statements (Unaudited):

          Condensed Balance Sheets as of March 31, 2001 and June 30, 2000...................   3

          Condensed Statements of Operations for the Three Months
          and Nine Months Ended March 31, 2001 and 2000.....................................   4

          Condensed Statements of Shareholders Equity for the Nine Months
          Ended March 31, 2001..............................................................   5

          Condensed Statements of Cash Flows for the Nine Months
          Ended March 31, 2001 and 2000.....................................................   6

          Notes to Interim Condensed Financial Statements...................................   7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................................  10

Item 3.   Quantitative and Qualitative Disclosure about Market Risk.........................  13


PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings.................................................................  14

Item 2.   Changes in Securities.............................................................  14

Item 3.   Defaults Upon Senior Securities...................................................  14

Item 4.   Submission of Matters to a Vote of Security Holders...............................  14

Item 5.   Other Information.................................................................  14

Item 6.   Exhibits and Reports on Form 8-K..................................................  14

SIGNATURES..................................................................................  15
----------

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  INTERIM CONDENSED FINANCIAL STATEMENTS
-----------------------------------------------

                                DATA RACE, Inc.
                           CONDENSED BALANCE SHEETS


                                                                                              As of
                                                                       -------------------------------------------------
                                                                             March 31, 2001             June 30, 2000
                                                                       -----------------------    ----------------------
                                                                              Unaudited                    Audited
ASSETS

Current assets:
  Cash and cash equivalents......................................        $             542,293      $         11,059,061
  Accounts receivable, net.......................................                       15,511                     6,401
  Inventory......................................................                    3,341,679                   249,876
  Prepaid expenses and deposits..................................                      467,597                   206,001
                                                                       -----------------------    ----------------------
    Total current assets.........................................                    4,367,080                11,521,339

Notes receivable, non-current....................................                      343,667                   350,000
Property and equipment, net......................................                    1,912,449                 1,235,919
Other assets, net................................................                       84,630                    84,630
                                                                       -----------------------    ----------------------
    Total assets.................................................        $           6,707,826      $         13,191,888
                                                                       =======================    ======================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable...............................................        $           2,291,923      $            504,001
  Accrued expenses...............................................                      517,159                   625,558
  Obligations under capital lease, current.......................                       12,572                         -
                                                                       -----------------------    ----------------------
    Total current liabilities....................................                    2,821,654                 1,129,559


Obligations under capital lease, non-current.....................                       62,570                         -
Deferred gain....................................................                      331,602                   334,788

Shareholders' equity:
      Common stock...............................................                   62,079,803                59,806,425
      Additional paid in capital.................................                    8,702,295                 7,673,310
      Retained deficit...........................................                  (67,290,098)              (55,752,194)
                                                                       -----------------------    ----------------------
    Total shareholders' equity...................................                    3,492,000                11,727,541
                                                                       -----------------------    ----------------------

     Total liabilities and shareholders' equity..................        $           6,707,826      $         13,191,888
                                                                       =======================    ======================


        See accompanying notes to interim condensed financial statements

                                DATA RACE, Inc.
                      CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED


                                           Three Months Ended Mar. 31,        Nine Months Ended Mar. 31,
                                           --------------------------        ---------------------------
                                               2001           2000                2001           2000
                                           -----------    -----------        ------------    -----------

Total revenue...........................   $    45,801    $    45,077        $     52,118    $   308,142

Cost of revenue.........................       475,147        219,135             817,017        584,779
                                           -----------    -----------        ------------    -----------

      Gross profit......................      (429,346)      (174,058)           (764,899)      (276,637)

Operating expenses:
  Engineering and product
   development..........................     1,490,001        763,496           3,975,711      2,417,579

  Sales and marketing...................     1,188,659        717,231           3,767,440      1,710,048
  General and administration............     1,275,250        593,959           3,351,547      2,524,186
                                           -----------    -----------        ------------    -----------
      Total operating expenses..........     3,953,910      2,074,686          11,094,698      6,651,813
                                           -----------    -----------        ------------    -----------

      Operating loss....................    (4,383,256)    (2,248,744)        (11,859,597)    (6,928,450)

Other income............................        11,048        100,775             321,693        327,821
                                           -----------    -----------        ------------    -----------

Loss from continuing operations.........    (4,372,208)    (2,147,969)        (11,537,904)    (6,600,629)

Income from discontinued operation......             -         47,181                   -        217,734
                                           -----------    -----------        ------------    -----------

        Net loss........................   $(4,372,208)   $(2,100,788)       $(11,537,904)   $(6,382,895)
                                           ===========    ===========        ============    ===========

Per share data:
        Net loss........................    (4,372,208)    (2,100,788)        (11,537,904)    (6,382,895)
        Effect of beneficial conversion
          feature of convertible
          preferred stock...............             -              -                   -       (159,445)
                                           -----------    -----------        ------------    -----------
        Net loss applicable to common
          stock.........................   $(4,372,208)   $(2,100,788)       $(11,537,904)   $(6,542,340)
                                           ===========    ===========        ============    ===========

Net basic/diluted loss from continuing
        operations per common share        $     (0.16)   $     (0.09)       $      (0.43)   $     (0.32)
Net basic/diluted loss per common
        share                              $     (0.16)   $     (0.09)       $      (0.43)   $     (0.31)
                                           ===========    ===========        ============    ===========

Weighted average shares outstanding.....    27,880,747     22,819,767          26,916,718     21,421,480
                                           -----------    -----------        ------------    -----------


       See accompanying notes to interim condensed financial statements

                                DATA RACE, Inc.
                      STATEMENTS OF SHAREHOLDERS' EQUITY
                                   UNAUDITED



                                   Number of Common                                                                   Total
                                       Shares        Common Stock   Additional Paid-In   Accumulated Deficit       Shareholders'
                                     Outstanding                         Capital                                      Equity
                                -------------------  -------------  -------------------  --------------------  ----------------

Balances at July 1, 2000                 26,083,364   $59,806,425           $7,673,310         $(55,752,194)       $ 11,727,541

Net loss for the nine months
 ended March 31, 2001                             -             -                    -          (11,537,904)        (11,537,904)

Issuance of common stock in
 exercise of warrants relating to
 Class A and B preferred stock              210,222       472,999                    -                    -             472,999

Issuance of common stock in
 cashless exercise of warrants
 related to November 1998
 private placement                          297,313             -                    -                    -                   -

Issuance of common stock and
 warrants in connection of
 March 2001 private placement,
 net of offering costs                    3,047,620     1,147,888              164,718                    -           1,312,606

Modification of warrant terms
 to acquire common stock in
 connection with the sale of
 common stock in the March 2001
 private placement                                -             -              687,394                    -             687,394

Stock option compensation                         -             -              176,873                    -             176,873

Exercise of stock options and
 warrants                                   249,024       560,483                    -                    -             560,483

Employee stock purchase plan                 87,100        92,008                    -                    -              92,008
                                -----------------------------------------------------------------------------------------------

Balances at March 31, 2001               29,974,643   $62,079,803           $8,702,295         $(67,290,098)       $  3,492,000
                                ===============================================================================================

       See accompanying notes to interim condensed financial statements

                                DATA RACE, Inc.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED


                                                                        Nine Months Ended Mar. 31,
                                                                       ----------------------------
                                                                           2001             2000
                                                                       ------------     -----------
Cash flows from operating activities:
 Net loss........................................................      $(11,537,904)    $(6,382,895)
 Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
  Depreciation and amortization..................................           383,595         217,452
  Non-cash consulting fee........................................                           729,110
  Non-cash stock option compensation.............................           176,873
  Gain (loss) on sale of assets..................................            19,400           3,773
  Income from discontinued operations............................                 -        (217,734)
  Changes in assets and liabilities:
  Accounts and notes receivable..................................            (2,777)         44,886
  Inventory......................................................        (3,091,803)         11,235
  Prepaid expenses, deposits, and other assets...................          (261,596)        145,702
  Accounts payable...............................................         1,787,922        (123,774)
  Accrued expenses and other liabilities.........................          (111,585)         18,223
                                                                       ------------     -----------
   Net cash used in operating activities.........................       (12,637,875)     (5,554,022)
                                                                       ------------     -----------

Cash flows from investing activities:
 Purchase of property and equipment..............................        (1,102,102)       (133,245)
 Proceeds from sale of property and equipment....................           136,755               -
 Provided by discontinued operations.............................                 -
                                                                       ------------     -----------
   Net cash used in investing activities.........................          (965,347)       (133,245)
                                                                       ------------     -----------

Cash flows from financing activities:
 Payment on capital leases.......................................           (39,036)              -
 Net proceeds from the issuance of common stock and related
  warrants.......................................................         3,125,490       4,735,645

                                                                       ------------     -----------
   Net cash provided by financing activities.....................         3,086,454       4,735,645
                                                                       ------------     -----------

Net decrease in cash and cash equivalents........................       (10,516,768)       (540,353)

Cash and cash equivalents at beginning of period.................        11,059,061       7,654,978
                                                                       ------------     -----------

Cash and cash equivalents at end of period.......................      $    542,293     $ 7,114,625
                                                                       ============     ===========


       See accompanying notes to interim condensed financial statements

                                DATA RACE, Inc.
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                   UNAUDITED


1)  Summary of Significant Accounting Policies
----------------------------------------------

Description of Business

DATA RACE, Inc. d/b/a IP AXESS (the "Company") provides integrated IP based remote worker solutions over multiple access media. The Company's VocalWare IP client/server product line provides out-of-office employees with simultaneous access to critical corporate resources including phone, fax, Internet, and E-mail over a single connection via: DSL, cable modem, LAN, Frame Relay, ATM or high speed dial up through VPN, local ISP POP, or PSTN. VocalWare's primary markets are telecommuters, who can establish a virtual office presence with just one line, and call centers that use VocalWare to connect part-time workers to customers and corporate databases simultaneously over a single line. The Company, after exiting the network multiplexer business, operates in one business segment.

Basis of Presentation

The unaudited interim financial statements reflect all adjustments (consisting of normal recurring accruals) that in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the June 30, 2000 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the quarters ended September 30, 2000 and December 31, 2000. The condensed balance sheet data as of June 30, 2000 included herein has been derived from such audited financial statements. Interim period results are not necessarily indicative of the results to be expected for any future periods or the full year.

Revenue Recognition

Revenue is generally recognized upon direct sale shipment of products to end user customers or when contractual services have been provided to end user customers, the fee and terms are fixed or determinable, and collectibility is reasonably assured. Revenue is generally recognized upon reseller (indirect) sale of products when a reseller agreement exists, the fee and terms are fixed or determinable, and collectibility is reasonably assured. The Company does have a reservation of title on resellers where the products are delivered to reseller's location or reseller's end user location outside the United States. The Company reserves title in the products until either: a) reseller pays in full for the products; or b) reseller sells the product to a third party at which time title passes to the third party. The Company in most reseller agreements has an inventory balancing provision, which generally gives the reseller the opportunity to balance its inventory by returning for credit up to 20% of the value of the products shipped during a quarter. Revenue from service obligations and licensing agreements are deferred and recognized ratably over the period of the obligation or agreement. The Company recognizes revenue and gross profit from evaluation units shipped only upon receipt of payment or upon customer acceptance and reasonably assured collection.


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

3) Inventory
------------

Inventory is valued at the lower of standard cost (approximates first-in, first-out method) or market (net realizable value). Inventory consists of the following:

                                       March 31,           June 30,
                                         2001               2000
                                    -------------      -------------
         Finished goods             $   1,578,591      $     138,014
         Work in process                  287,673             80,151
         Raw materials                  1,475,415             31,711
                                    -------------      -------------
         Total inventory            $   3,341,679      $     249,876
                                    =============      =============

As of March 31, 2001, finished goods inventory included approximately $388,000 of inventory shipped and billed to third parties not yet recorded as revenue and approximately $186,000 of inventory shipped as evaluation units.

4) March 2001 Private Placement
-------------------------------

On March 2, 2001, Data Race, Inc. (the "Company") completed a private placement of 3,047,620 shares of its common stock (the "Common Shares"), and warrants to purchase 304,762 shares of common stock (the "Warrants") to Protius Overseas Limited, Keyway Investments Ltd., and Lionhart Investments Ltd. (the "Investors"), for an aggregate price of $2,000,000. The Warrants are exercisable at a price of $0.9875 per share through March 2, 2006. The Company intends to use the proceeds from the private placement primarily for general corporate purposes.

The Company has agreed to file a registration statement under the Securities Act of 1933, covering the resale of the Common Shares and the shares of common stock issuable upon exercise of the Warrants. The Company will incur certain penalties if the registration statement, which has been filed, is not declared effective by May 31, 2001. These penalties may be paid in cash or, at the Investors' option, in common stock. In addition, if the Company issues additional shares of common stock prior to the effective date of the registration statement, then antidilution provisions contained in the securities purchase agreement may require the Company to issue additional shares of common stock to the Investors so as to prevent dilution of the Investors' investment in the Company.

In connection with the private placement, (i) the Company granted to the Investors a right of first refusal to purchase additional securities issued by the Company (subject to certain exceptions) prior to August 29, 2001 and (ii) agreed to reduce to $0.9875 the exercise price of warrants to purchase an aggregate of 1,265,317 shares of the Company's Common Stock issued in connection with the Company's June 1999 and December 1999 private placements and to extend the term of these warrants for two years to December 10, 2003.

5)  Warrants
------------

The following table summarizes the outstanding warrants as of March 31, 2001 and June 30, 2000, respectively.



                                    March 31, 2001   June 30, 2000    Price    Expiration
March 2001 private placement            304,762               -      $   .98    Mar 2006

June 2000 private placement             471,822         471,822         5.45    Jun 2002

December 1999 private placement         571,429         571,429          .98    Dec 2003

June 1999 private placement             693,888         693,888          .98    Dec 2003

November 1998 private placement               -         956,655         2.25    Nov 2000
-----------------------------------------------------------------------------------------

Series C Warrants                             -          53,977        6.435    Nov 2000

Class A and B second close                    -          24,968       0.6625    Jul 2000

Class A and B first close                     -          35,400       0.6625    Jul 2000
                                      ---------       ---------
Total warrants outstanding            2,041,901       2,808,139
-----------------------------------------------------------------------------------------

In July 2000, remaining warrants for the class A and B first and second close expired.


In September 2000, the Company issued 210,222 shares of its common stock in conjunction with the exercise of 210,222 warrants from the November 1998 private placement. In a cashless exercise, the Company issued 297,313 shares of its common stock as result of the exercise of 690,333 warrants. The remaining 56,110 warrants balance of the November 1998 private placement expired in November 2000.

In November 2000, the remaining balance of Series C Warrants expired.

In March 2001, the Company issued 304,762 warrants to acquire its common stock in conjunction with its private placement.

Also, in connection with the private placement of common stock and warrants to acquire common stock for proceeds of $2 million in March 2001, the Company agreed to modify the terms of pre-existing warrants to acquire an aggregate of 1,265,317 shares of the Company's common stock. The Company reduced the strike price of these warrants from a weighted-average amount of $3.56 to $0.98 per share, and extended the expiration date of the warrants from December 2001 to December 2003. The change in the fair value of these warrants as a result of the modifications is $687,394, which has been recorded as a cost of the issuance of the common stock and related warrants.

6)   Subsequent Events
----------------------

In May 2001, the Company issued 10% secured convertible promissory notes and common stock purchase warrants for $700,000. The notes are convertible into common stock at $0.30 per share and the company issued 1,166,667 warrants. The warrants are exercisable at a price of $0.30 per share through May 2006.

In April 2001, the Company entered into a nonbinding letter of intent with an investor to invest $8,000,000 in cash and $22,000,000 in prepaid media in exchange for equity at a price of $0.30 per share. The consumation of this transaction is subject to a number of contingencies, including board approval and shareholder approval.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Results of Operations

In March 2000, the Company sold its network multiplexer line to HT Communications. Since the second quarter of 1999, the Company has not bid on additional custom modem business. Therefore, the following discussion is limited to the Company's continuing operations of its VocalWare IP business segment. Discontinued operations are discussed separately below.

In May 2001, the Company reduced its current workforce by approximately 15% in all areas of the Company. As a result, certain engineering and product development, sales and marketing and general and administration expenses will decline in the upcoming quarters.

In the third quarter ended March 31, 2001, the Company had approximately $46,000 in recognizable revenue. As of March 31, 2001, $625,000 in revenue shipments was not recognized on shipped servers and clients, since these transactions do not meet the Company's criteria for revenue recognition. The servers shipped prior to December 2000 have extended terms over normal reseller agreements. As a result, total revenue from continuing operations for the three and nine months ended March 31, 2001 increased 2% and decreased 83 %, respectively, from the comparable periods for prior fiscal year.

Engineering and product development expenses for the three and nine months ended March 31, 2001 increased 77 % and 59%, respectively, from the comparable periods for the prior fiscal year. This increase was primarily due to outside contract engineering expenditures and workforce increases for continued development and enhancements of the VocalWare IP products.

Sales and marketing expenses for the three and nine months ended March 31, 2001 increased 66% and 120%, respectively, from the comparable periods of the prior fiscal year. This increase was primarily due to increased headcount in the sales staff and travel that are necessary to properly market, coordinate, distribute, and service VocalWare IP products.

General and administrative expenses for the three and nine months ended March 31, 2001 increased 115% and 33%, respectively, from the comparable periods of the prior fiscal year. This increase reflects increased staffing that management believes is necessary to support recent organizational growth.

Income tax benefits related to the losses for the three and nine months ended March 31, 2001 were not recognized because the realization of such benefits is not assured. As of March 31, 2001, the Company had Federal tax net operating loss carryforwards of approximately $54,000,000 that expire beginning in 2008. Internal Revenue Code Section 382 limits NOL carryforwards when an ownership change of more than 50% of the value of stock in a loss corporation occurs within a three-year period. Accordingly, the ability to utilize remaining NOL carryforwards may be significantly restricted.

Discontinued Operations

The majority of the Company's revenue in the three and nine months of fiscal 2000 resulted from operations that the Company has now exited. The Company sold its network multiplexer business to HT Communications in March 2000 for $350,000. The Company to date has received approximately $6,000 in principal payments and $4,500 in royalty payments. The Company is in the process of negotiating revised terms on the remaining principal balance owed and has classified the balance owed and the deferred gain as long-term on the balance sheet. Income from discontinued operations in the first three quarters of fiscal 2000 was approximately $218,000. There was no income from discontinued operations for the corresponding nine months ended March 31, 2001 as the Company exited the network multiplexer business and other related business in March 2000.

Liquidity and Capital Resources

Operating losses have had and continue to have a significant negative effect on the Company's cash balance. At March 31, 2001, the Company had approximately $542,000 in cash and cash equivalents.

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

In March 2001, the Company received net proceeds of approximately $2,000,000 from the issuance of common stock and warrants.

On May 11, 2001, the Company issued 10% secured convertible promissory notes and common stock purchase warrants for $700,000. The notes are convertible into common stock at $0.30 per share and the company issued 1,166,667 warrants.

In April 2001, the Company received a nonbinding letter of intent from an investor to invest $8,000,000 in cash and another $22,000,000 in prepaid media in exchange for equity at a price of $0.30 per share. The Company hopes to close this transaction by the end of May 2001, although no assurance can be provided that closing will occur.

The Company's ability to sustain operations, make future capital expenditures, and fund the development and marketing of new or enhanced products is highly dependent on existing cash, the ability to raise additional capital, and the ability to successfully develop and sustain strategic relationships. The failure to obtain such financing when needed and to attract a strategic partner would have a substantial adverse effect on the Company. The timing and amount of the Company's future capital requirements cannot be accurately predicted. The Company believes its current cash balances and commitments for additional financing will be sufficient to meet its anticipated cash needs on a short-term and long-term basis. However, if the Company does not close on its nonbinding letter of intent for $30,000,000 in cash and prepaid media, the company may cease to be viable as an ongoing entity.

In October 2000, the Company entered into a nonbinding agreement to acquire substantially all of the assets of Voiceboard Corporation ("Voiceboard"), a significant component supplier to the Company. In December 2000, the Company terminated its offer to acquire Voiceboard. On January 11, 2001, the Company notified the Escrow Agent that Voiceboard was in default of the OEM Purchase Agreement between the Company and Voiceboard and a condition of release of the escrowed materials had occurred. In March 2001, Voiceboard cured the default under the OEM Purchase Agreement and the Company terminated its condition of release of the escrowed materials.

Disclosure Regarding Forward Looking Statements

Except for the historical information, this report contains various "forward-looking statements" which represent the Company's expectations or beliefs concerning future events, including expectations regarding the rate of use of existing cash and the success of the Company's strategy to increase sales and return to profitability. The Company cautions that these forward-looking statements involve a number of risks and uncertainties and are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include lack of adequate capital; changing market trends and market needs; uncertainty regarding the breadth of market acceptance of the remote worker products; uncertainty regarding the length of the sales process; uncertainty regarding the supply of components; rapid or unexpected technological changes; new or increased competition from companies with greater resources than the Company; inability to resolve technical issues or overcome other development obstacles and the Company's success in developing new strategic and financial partnerships. Additional factors, which qualify forward-looking statements, are set forth in the Company's other SEC filings, including the Form 10-K for fiscal 2000 and Forms 10-Q for the quarters ended September 30, 2000 and December 31, 2000. The Company's failure to succeed in its efforts, including its development of new strategic and financial partnerships, could have a material adverse effect on the Company's financial condition and operations.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------------------------------------------------------------------

The Company does not believe that it is currently exposed to material risks associated with market risk sensitive instruments.

                          PART II - OTHER INFORMATION

                                DATA RACE, Inc.

ITEM 1.  LEGAL PROCEEDINGS
---------------------------

None.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

On March 2, 2001, the Company completed a private placement of 3,047,620 shares of its common stock (the "Common Shares") and warrants to purchase 304,762 shares of common stock (the "Warrants") to Protius Overseas Limited, Keyway Investments Ltd., and Lionhart Investments Ltd. (the "Investors") for an aggregate price of $2,000,000. The Warrants are exercisable at a price of $0.9875 per share through March 2, 2006. The Company intends to use the proceeds from the private placement primarily for general corporate purposes.

The Company has filed a registration statement under the Securities Act covering the resale of the Common Shares and the shares of common stock issuable upon exercise of the Warrants. The Company will incur certain penalties if the registration statement is not declared effective by May 31, 2001. These penalties may be paid in cash or, at the Investors' option, in common stock. In addition, if the Company issues additional shares of common stock prior to the effective date of the registration statement, then antidilution provisions contained in the securities purchase agreement may require the Company to issue additional shares of common stock to the Investors so as to prevent dilution of the Investors' investment in the Company.

In connection with the private placement, the Company (i) granted to the Investors a right of first refusal to purchase additional securities issued by the Company (subject to certain exceptions including securities issued for a merger, consolidation, acquisition, or under existing stock option plans and outstanding convertible securities) to prevent dilution of the Investors' investment in Company stock prior to August 29, 2001 and (ii) agreed to reduce to $0.9875 the exercise price of warrants to purchase an aggregate of 1,265,317 shares of the Company's Common Stock issued in connection with the Company's June 1999 and December 1999 private placements and to extend the term of these warrants for two years to December 10, 2003.

THE SUMMARY OF THE MARCH PRIVATE PLACEMENT SET FORTH ABOVE IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE PURCHASE AGREEMENTS AND THE OTHER DOCUMENTS EXECUTED BY THE COMPANY IN CONNECTION WITH THE PRIVATE PLACEMENT. SUCH DOCUMENTS ARE FILED (OR INCORPORATED BY REFERENCE) AS EXHIBITS TO THIS FORM 10-Q.

The offer and sale by the Company of the securities in the March Private Placement was made in reliance upon Section 4(2) of the Securities Act, the non-public offering exemption from the registration requirements of the Securities Act.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

None.

ITEM 5.   OTHER INFORMATION
---------------------------

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits.
--------------

Exhibit                        Description
-------                        -----------

10.1 Securities Purchase Agreement dated March 2, 2001, by and among DATA RACE, Inc. and Protius Overseas Limited, Keyway Investments Ltd., and Lionhart Investments Ltd., as the Investors. (a)

10.2 Registration Rights Agreement dated March 2, 2001, by and among DATA RACE, Inc. and Protius Overseas Limited, Keyway Investments Ltd., and Lionhart Investments Ltd., as the Investors. (a)

10.3 Warrant Agreement, dated March 2, 2001, issued to Protius Overseas Limited. (a)
10.4      Warrant Agreement, dated March 2, 2001, issued to Keyway Investments
          Ltd. (a)
10.5 Warrant Agreement, dated March 2, 2001, issued to Lionhart Investments Ltd. (a)

-----------------

(a)  Filed as an exhibit to Form 8-K Current Report filed on March 7, 2001.
(b)  Filed herewith


(b)  Reports on Form 8-K.
-------------------------

A report on Form 8-K was filed on March 7, 2001 to report the completion of a private placement of common stock and common stock purchase warrants.

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

                         Date: May 15, 2001