Form 10-K
period 2001-06-30
DATA RACE INC
filed 2001-12-12
CIK 890924

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
                                  ANNUAL REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the Fiscal Year Ended                       Commission File Number
         June 30, 2001                                     0-20706

                                 DATA RACE, Inc.
             (Exact name of registrant as specified in its charter)

(State of Incorporation)                   (I.R.S. Employer Identification No.)
        Texas                                            74-2272363

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [_] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On December 10, 2001, the aggregate market price of the voting stock held by non-affiliates of the Company was approximately $1,770,000 (For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates.)

On December 10, 2001, there were 35,373,477, outstanding shares of Common Stock, no par value.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                 DATA RACE, Inc.
                               INDEX TO FORM 10-K

                                                                            Page
                                                                          Number
PART I.

Item 1.   Business.............................................................3

Item 2.   Properties..........................................................20

Item 3.   Legal Proceedings...................................................20

Item 4.   Submission of Matters to a Vote of Security Holders.................21

PART II.

Item 5.   Market for Registrant's Common Stock and Related
           Stockholder Matters................................................22

Item 6.   Selected Financial Data.............................................23

Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................24

Item 8.   Financial Statements and Supplementary Data ........................30

Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure................................56

PART III.

Item 10.  Directors and Executive Officers of the Registrant..................58

Item 11.  Executive Compensation..............................................59

Item 12.  Security Ownership of Certain Beneficial Owners and Management......63

Item 13.  Certain Relationships and Related Transactions......................64

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....66

                                     PART I.

ITEM 1. BUSINESS

DATA RACE, Inc. ("Data Race", "we" or the "Company"), currently doing business as IP AXESS, designs, manufactures, and markets a line of innovative communications products to meet the needs of remote workers. The Company's lead product, the VocalWare(TM) IP remote access system, provides virtual presence to the corporate environment by allowing a remote worker to connect to the corporate office over a normal dial-up telephone line or a number of broadband access mediums such as DSL, cable modems, ISDN, ATM and frame relay, and simultaneously have full access to the corporate data network, the office phone extension, and the office fax system.

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

The Company completed its second-generation development efforts in fiscal 2001, completing the evolution of its Be There! dial-up remote access solution into a integrated dial-up and broadband access server. This second generation solution allows users to access their office voice, e-mail, data and fax resources over any access medium dial-up or broadband and works with all of the leading manufacturers of voice and data products.

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

Hiring and employee scheduling are two of the most challenging and costly aspects of call center management. Many call centers operate on a 24 hour-a-day, 7 day-a-week basis, with peak call hours varying by industry, and by whether the call center is inbound, outbound or both. It is often more economical to staff the call center, at least partially, with part-time employees working from home. Such remote call center workers, often parents of young children who cannot afford to be away from home, can nevertheless work productively for a limited number of hours while their children are napping, at school, or otherwise occupied. Such part-time employees typically receive reduced benefits, making them less costly to their employers. Very substantial capital savings may also be realized, as additional facilities do not need to be built to house these workers. In June 2000, DataMonitor, a research firm in the call center market, estimated a cost saving of approximately $6,000 per agent when using the VocalWare IP remote agent solution.

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

Remote Offices

The benefits that VocalWare IP brings to the branch office are the ability to do true dynamic office space allocation. The flexibility of the VocalWare IP server and combination of voice and data over any IP connection enables the facilities manager to make every LAN outlet a portal to the enterprise's entire communication network. VocalWare IP reduces the need for customer premise equipment, such as physical devices, which many PBX extender products require. We believe VocalWare IP can save companies up to $500 per user for every employee that is relocated to a branch office by eliminating the need for a switch technician to establish telephone service, reassign telephone numbers and reallocate inside wire to the new user. The enterprise VocalWare IP solution enables greater economies of scale and communications by aggregating all of the branch office traffic into headquarters, thereby allowing effective utilization of inter-exchange carriers and local exchange carriers. Once again, the enterprise is able to achieve greater economies of scale and communications by aggregating all of the branch office traffic into headquarters. Another important feature for the branch offices is total flexibility no matter where the user moves in the enterprise. Whether the user is at the headquarters location or at a branch location, the LAN and voice communications are the same. With common dialing users retain all of their phone features. This means that employees who move between headquarters and branch locations are able to keep their same phone number and even more importantly, they do not have to learn new phone features and dial-in protocols. Since we are utilizing the centralized PBX instead of buying remote key systems and other remote access devices, we are getting more effective utilization of the enterprise network, thus enabling a greater ability to manage bandwidth requirements.

The use of hoteling or telecenters for office space allocation allows enterprises with a highly mobile workforce to dynamically assign office space based upon the need at that current time. Some of the key applications that fit a hoteling model are consulting firms, auditors, and in general any employer that has numerous employees that travel a good portion of the time.

                                    Strategy

The Company strategy is to provide innovative, first-to-market, high-value-added solutions. In devising product solutions, The Company typically attempts to obtain input from prospective customers throughout the development process. The Company applies substantial engineering and technical capabilities to incorporate current remote access technologies, as well as the Company's own technological innovations and advances to the design of products intended to meet the market needs of the customer.

The Company believes that it has developed unique remote access technology for the integration of voice and data using Internet Protocols, and it has incorporated this technology into its VocalWare IP product line. The Company has focused its VocalWare IP sales efforts on the enterprise market segment. Its strategy has been to maintain a direct sales force while simultaneously developing distribution partners. The direct sales force is intended to sell directly to large potential customers and to support the initial sales efforts of the partners. The Company's sales process relies on a four-step selling cycle. First, the salesperson calls upon a sales prospect to present and demonstrate the VocalWare IP product. In the second step, upon receipt of a conditional purchase order from the customer, The Company installs a trial system in the corporate offices of a prospect for technical evaluation. At the end of the specified trial period (usually 30 to 60 days) The Company will invoice the customer for the VocalWare product. In the fourth step, the Company anticipates that the number of users would then expand, as the benefits were experienced first-hand within the operating groups of the large target companies.

The Company believes that its strategy to generate significant sales to the enterprise market is dependent upon success in two important areas. First, the Company's sales resources are focused upon moving its early customers to rolling out the VocalWare IP products to a large number of their employees. The Company believes that such large-scale operational reference customers are critical to overcoming the Company's lack of name recognition and credibility in convincing new prospects to buy VocalWare IP. Second, the Company is attempting to establish one or more strategic relationships with other companies who have established name recognition and sales/distribution capabilities. The Company believes that such partnerships greatly increase the visibility of its product with prospective customers and provide these partners with a unique solution to offer their customers. The Company has entered into a telecommuting Proof of Concept agreement with a US government agency where the Company has installed a VocalWare server in November 2001 for testing purposes.

                                    Products

VocalWare IP Remote Access System

VocalWare IP is a remote access system which allows a worker who is away from his office to connect over a conventional phone line or broadband connection such as DSL, ISDN or cable modem service, and have simultaneous access to his office telephone, fax, data network and Internet connections. The user can be connected from home or from a hotel room, anywhere in the world that Internet access is available. While reading and writing e-mail, synchronizing notes and calendars and surfing the Internet, a colleague or an outside caller calls the user's office. An image of the user's office phone pops up on his screen, rings and presents the caller's ID without interrupting the data connections. He answers the phone and carries on a normal business conversation while continuing to read e-mail and do other data work. He can also send a fax to the person he is talking to (or to anyone else) and receive faxes sent to his office while continuing to talk and use the full data capabilities. He can conference in colleagues in his office or transfer the call to colleagues by simply using the same button sequence on his phone that he would use if he were in the corporate office. The user is provided with Telepresence(TM) in his remote office - the ability to work as if he were in his office, so transparently that callers cannot tell the difference. Unlike other solutions, the telephone conversation is of such high quality that typical callers will likely not be able to tell that he is using a technology other than his normal office phone even during periods of large data transfers on that same line.

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


                               [GRAPHIC OMITTED]


                    FIGURE 1 - VOCALWARE IP SYSTEM COMPONENTS

VocalWare IP is the next generation of the Company's integrated IP based voice and data solutions. The VocalWare IP, boasting patented voice-quality technology, utilizes the powerful new generation of Pentium processors to perform speech and data compression, as well as multiplexing functions while using the computer's microphone speaker and sound systems to act as a telephone. The equipment is easy to install, use and manage and the VocalWare IP Enterprise Access server is able to communicate with any industry-standard v.90-capable modem. VocalWare also features a comprehensive suite of simulated phones that provide a user-friendly interface and function as a user's own office environment. This allows employees to spend less time learning new software and more time being productive using VocalWare's phone, fax, e-mail and Internet capabilities.

The Company has also released two other client accessory products for inclusion in the VocalWare IP family - VocalWare(TM) Turbo, and VocalWare(TM) RealPhone. These new products provide the benefits of VocalWare 56k bandwidth, improved voice quality and flexibility for those users whose systems do not fully meet the basic requirements for VocalWare.

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

Users of the Company's products for telephone communication expect a standard of reliability closer to that for normal telephony than that for normal data communications software and other software applications. As a result, the Company's development priorities include significant testing, quality assurances as well as focus on a development and planning methodology and processes.

Company-sponsored research and development expenses for continuing operations were $5.0 million, $3.3 million, and $2.4 million for fiscal years 2001, 2000, and 1999, respectively.

                           Manufacturing and Suppliers

The Company purchases key components used in the manufacture of its products from third-party suppliers. The Company does not have any agreements with component suppliers as the Company ordinarily avoids fixed long-term commitments for components. This allows the Company to better coordinate component inventory build-up and to select suppliers who have the most technologically advanced, cost-effective components available at the time. The Company also does not have any manufacturing agreements

The Company has moved all of its production for customer goods to outside turn-key system integrators. We qualify and monitor our system integrators and subcontractors through a stringent vendor-quality program to ensure they consistently provide a quality product on time. This strategy was adopted to increase our flexibility and effectiveness in responding to customer needs. At the same time, it allows us to reduce our overall manufacturing costs by leveraging key strategic partnerships developed by our system integrators with their suppliers. We are continually searching to find top quality system integrators and subcontractors to ensure that we can always meet our customers' requirements with the highest quality product.

                   Marketing, Sales, Distribution and Support

In order to successfully penetrate the enterprise market, the Company believes that it will need to maintain a small direct sales force while simultaneously developing distribution partners. The small direct sales force is intended to sell directly to large potential customers and to support the initial sales efforts of the partners. The distribution of the product to customers is one of two ways: 1) shipped directly from the Company on direct sales or 2) shipped directly to the resellers who ship to the end customer. Customer support is thru the Company's technical support group which is staffed five days a week during normal business hours.

                                   Competition

Historically, there has been little to no other direct competition with VocalWare. VocalWare is the only product in the remote access segment that can connect remote workers via a conventional phone line connection or a broadband connection via the VocalWare IP server. However, there are alternative solutions available today and other related products and services have recently been announced. Many prospective customers, especially "mobile professionals", can use a cell phone along with a notebook computer and modem to receive many of the benefits of VocalWare. Certain PBX extender products (including those from MCK, Multitech, and TelTone) can provide some of the benefits of VocalWare to teleworkers working from home. In addition, ISDN, DSL and cable modem services provide some of the benefits of VocalWare, in that they can provide simultaneous voice and data without tying up the primary home phone line. In this dynamic market, new products or services are announced frequently and many of these may provide competitive solutions to our prospective customers.

There can be no assurance that competitors will not introduce comparable or superior products incorporating more advanced technology at lower prices. See "Certain Business Risks - We May Not Be Able to Compete Effectively with Companies Having Greater Resources."

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

While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that the rapid pace of technological change in the remote access products industry will cause other factors to be more significant in maintaining our competitive position. These factors include the technical expertise, knowledge and innovative skill of our management and technical personnel, name recognition, the timeliness and quality of support services provided by us and our ability to rapidly develop, produce, enhance, and market innovative products.

In the current market, in which voice and data communications are converging rapidly, the Company believes that the intellectual property of its "virtual presence to an office" product innovations may be of significant strategic value. Therefore, the Company protects its new ideas by regularly filing patent applications on new product concepts and implementation methods. In June 1998, the United States Patent and Trademark Office issued patent number 5,764,639 entitled "System and Method for Providing a Remote User with a Virtual Presence to an Office." This patent will expire in November 2015. The patented system and method provide remote users with the ability to work outside of the office just as if they were physically located in the corporate office. The Company also has other patents issued and pending related to the VocalWare IP product technology. The Company intends to aggressively protect its rights under its patents. See "Certain Business Risks - We Depend upon Our Proprietary Technology and We May Not Be Able to Adequately Protect It."

The Company enters into licensing agreements with suppliers of components that it desires to incorporate into its products. The Company may choose to obtain additional licenses in the future, but believes that any necessary licenses could be obtained on terms that would not have a material adverse effect on our business.

It is common in the computer industry for companies to assert intellectual property infringement claims against other companies. As a consequence, the Company indemnifies some OEM customers in certain respects against intellectual property claims relating to our products. The Company presently is not aware of any material intellectual property claims pending against it. If an intellectual property claim were brought against the Company and one of Company's products were found to be infringing upon the rights of others, the Company could be required to pay infringement damages, pay licensing fees, modify its products so that they are not infringing, or discontinue offering products that were found to be infringing, any of which could materially adversely affect our business and results of operations. In addition, the assertion of such claims against one or more of the Company's vendors could adversely affect the availability from those vendors of components used by us.

                              Significant Customers

During fiscal year ended June 30, 2001, we recorded revenues from shipments of approximately 85% from three customers. During fiscal years ended June 30, 2000 and 1999 revenues from shipments to and fees from Sabratek represented approximately 65% and 50% of revenues from continuing operations respectively.

                                     Backlog

The Company's backlog at June 30, 2001 was not significant. The Company does not believe that its backlog as of any particular date is necessarily indicative of future sales because, as is customary in the industry, the Company often allows changes in delivery schedules or certain order cancellations without significant penalty, and because the time between order placement and shipment is short.

                                    Employees

As of June 30, 2001, the Company employed 77 employees, including 8 in manufacturing, 33 in engineering, 20 in sales, marketing and customer support, and 16 in general and administration. None of our employees are represented by a labor union. Subsequent to the fiscal year end we reduced our workforce to 6 employees. The Company believes its relations with its employees are good. Competition for qualified personnel is intense, especially for talented engineers and senior marketing personnel, and the Company believes that its prospects for future growth and success will depend, in a significant part, on its ability to retain and continue to attract highly skilled and capable personnel in all areas of operations.

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

We Have a History of Operating Losses and Expect to Have Continued Losses

We have suffered substantial recurring losses, and sales of our VocalWare products have not resulted in significant revenue. For the fiscal years ended June 30, 2001, 2000 and 1999 we have incurred operating losses (from continuing operations) of approximately $16 million, $8.8 million and $8.5 million on approximately $63,000, $316,000 and $836,000 of VocalWare sales respectively. Although we have made reductions in workforce and associated expenses since July 2001, we may never return to profitability or attain future revenue levels sufficient to support our operations. In recent years we have funded operations from the sale of equity securities.

We Will Need Additional Capital to Sustain Operations

Because we have been unable to raise sufficient capital financing recently, we have been required to suspend many of our operations and scale down our operations. We may be required to suspend additional or all of our operations if we cannot obtain additional long-term financing. It is possible that sources of capital, such as investors, lenders or strategic partners, may perceive our recent history of losses, current financial condition, reduction in the scope of our operations or lack of significant VocalWare product sales as too great a risk to bear. As a result, we may not be able to obtain additional capital on favorable terms, if at all. Further, if we issue equity securities, shareholders may experience additional dilution or the new equity securities may have rights and preferences senior to the common stock. Even if our sales grow, we may require additional capital to hire additional personnel and increase inventory levels. We cannot predict the timing and amount of our future capital requirements.

Finally, there can be no assurance that we will be able to access additional funds under our equity line of financing with Grenville Finance Ltd. First, before we are permitted to draw down on the equity line of credit financing, a registration statement registering for resale the shares issued to Grenville under the financing must be declared effective by the commission. We can give no assurance and may be unable to cause the registration statement to be declared effective. Second, the maximum draw down amount of a draw down under our equity line facility will be equal to the lesser of $1,000,000 and 15% of the weighted average price for our common stock for the 30 calendar day period immediately prior to the date that we deliver notice to the Investor of our intention to exercise a draw down multiplied by the total trading volume in respect of our common stock for such period. Accordingly, if our stock price and trading volume do not increase above current levels, then the maximum draw down amount formula will severely restrict our ability to draw down all $30,000,000 pursuant to the equity line facility with Grenville.

We Have Limited Liquidity and Capital Resources

We have limited liquidity and capital resources and must obtain substantial additional capital to support our research and development, sales and marketing initiatives and general corporate purposes. If we do not obtain the necessary capital resources, we may have to delay, reduce or eliminate some or all of our initiatives.

If we are unable to draw down on our equity line or choose not to do so, we intend to pursue our needed capital resources through equity and debt financings and strategic partnerships. We may fail to obtain the necessary capital resources from any such sources when needed or on terms acceptable to us.

We Have Received a "Going Concern" Opinion from Our Independent Accountants and May Be Forced to Sell or Merge Our Business or Face Bankruptcy Unless We Are Able to Immediately Raise Capital to Fund Our Near Term Cash Needs.

The report of Lazar Levine & Felix LLP covering the consolidated financial statements for fiscal 2001 contains an explanatory paragraph that states that the Company's recurring losses from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. The Company will need to raise more money to continue to finance our operations. The Company may not be able to obtain additional financing on acceptable terms, or at all. Any failure to raise additional financing will likely place the Company in significant financial jeopardy. The going concern opinion by our independent auditors may adversely impact our dealings with third parties, such as customers, suppliers and creditors, because of concerns about our financial condition.

The going concern modification is contained in an explanatory paragraph to the Independent Accountants' Report that also references note 3 to the consolidated financial statements for the year ended June 30, 2001. Note 3 states that the following factors raise substantial doubt about our ability to continue as a going concern: (i) we have generated net losses for the years ended June 30, 2001, 2000 and 1999 and have generated an accumulated deficit of $ 71.7 million as of June 30, 2001, (ii) we have historically funded operations with the proceeds from the sale of preferred and common stock and (iii) we have not generated positive cash flows from operations in either of the three years in the period ended June 30, 2001.

We anticipate that we will have insufficient working capital to fund our near term cash needs unless we are able to raise additional capital in the near future. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms will have a material adverse effect on our business, financial condition and the results of operations, including our viability as an enterprise, and we may be forced to sell or merge our business or face bankruptcy unless we are able to timely raise additional capital.

Our Future Success Depends on the Success of Recently Introduced VocalWare Products

Our success depends almost entirely on the success of our VocalWare product line. The VocalWare products have not yet been and may never be widely accepted in the market. We cannot be assured that we will establish a market for VocalWare products or establish our credibility in that market. The market may elect to embrace alternative products or service solutions to satisfy the need for communication between the corporate headquarters and workers who are away from their headquarters. The Be There! system which was the predecessor to VocalWare had very limited success and failed to generate significant revenue since it was released in 1997. The majority of our historical revenue has come from products other than Be There!/VocalWare, and we are no longer manufacturing or selling those other products. In March 2000, we sold our network multiplexer business segment to concentrate all our efforts on the VocalWare product line. Our inability to penetrate our target markets and increase VocalWare sales would adversely affect our business and operations.

Our Dependence on Third Party Manufacturers and Third Party Component Suppliers Increases Potential Manufacturing Problems and Adversely Affect Our Customer Relationships and Operating Results

In fiscal year 2001 we outsourced all of our manufacturing of our products. Because of this reliance on third party manufacturers we cannot always exercise direct control over manufacturing quality and costs. We use third party component suppliers to provide components for our manufacturing of our products. Because of this reliance on third party component suppliers, we can experience delays in the manufacturing of our products based on external demands the third party component suppliers may face in component allocations, component shortages and component suppliers financial viability. We may also have problems with production schedules of our products because of other demands placed on the third party manufacturers and component suppliers.

We May Not Be Able to Respond Effectively to Rapid Technological Change in Our Industry

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

We May Not Be Able to Compete Effectively with Companies Having Greater
Resources

The communications industry is intensely competitive. Several of our existing and potential competitors have far more extensive financial, engineering, product development, manufacturing, and marketing resources than we have. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote much greater resources to the development, promotion, and sale of their products and services than we can. Many of these competitors have far greater brand recognition, which places us at a competitive disadvantage for product acceptance with an established competitor. In addition, some competitors have a lower cost structure that gives them a competitive advantage on the basis of price due to their financial condition and purchasing power. There is a growing array of solutions for communication between the corporate headquarters and remote workers, presenting a variety of alternatives to our VocalWare products. We expect new competing alternatives to arise as new technologies develop. There can be no assurance that consumers will choose our solution.

Our Business Could Suffer if We Lose Key Personnel or Cannot Attract Qualified Personnel

Our success is dependent largely on the skills, experience and performance of key management, sales and technical personnel. We are especially dependent on our senior officers and VocalWare products sales executives. Michael McDonnell resigned his positions as President and Chief Executive Officer of the Company and as a member of our Board of Directors on July 11, 2001, and we do not yet know the extent to which his departure will adversely affect our business. James
G. Scogin, our chief financial officer since December 1999, has succeeded Mr. McDonnell as President and Mr. Scogin has no prior experience as the president or chief executive officer of the Company. We have also reduced our staff to six full time employees to reduce our monthly cash expenditures. We do not yet know the extent to which this reduction in staff will adversely affect our business. We are also dependent on key technical personnel to introduce new products and to remain in the forefront of technological advances. Due to the complexity of our product, the loss of key personnel affects us in the time it would take to replace the personnel and train them in our product, if we could replace them at all. None of our senior executives or other employees has employment contracts with us and may leave our employ at any time. We do not have any insurance on our employees. Our future success will also depend on our ability to attract highly skilled personnel. Competition for qualified personnel is intense in our industry and we may not be able to retain our key employees or attract and retain other qualified personnel.

We Depend upon Our Proprietary Technology and We May Not Be Able to Adequately Protect It

Intellectual property laws of the United States and foreign countries may not be adequate to protect our proprietary rights. Because our success depends in part on our technological expertise and proprietary technologies, the loss of our proprietary rights could have a material adverse effect on our business. We rely on trade secret protection and, to a lesser extent, on patents and copyrights to protect our proprietary technologies. These steps may not be adequate to deter misappropriation or infringement of our proprietary technologies. Competitors may also independently develop technologies that are similar or superior to our technology. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent, as do the laws of the United States. We have in the past and may in the future be involved in intellectual property litigation, which could adversely affect our intellectual property rights, could be costly, and could divert management's attention away from the business. We may be required to bring or defend against litigation to enforce our patents, to protect our trademarks, trade secrets, and other intellectual property rights, to defend against infringement claims, to resolve disputes under technology license arrangements, and to determine the scope and validity of our proprietary rights or those of others. Our limited resources may limit our ability to bring or defend against intellectual property litigation. Adverse determinations in litigation, including litigation we initiate, could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties, or prevent us from manufacturing or selling our products.

Our Levels of Inventory Could Adversely Affect Our Liquidity and Viability or Increase the Risk of Inventory Write-Offs

Our business and financial condition could be materially adversely affected if we do not effectively manage purchasing activities in the face of uncertain revenue levels. In the past we have substantially increased our inventory levels to meet anticipated shipment requirements. Increased levels of inventory without corresponding sales could adversely affect our cash flow and increase the risk of inventory write-offs pertaining to slow moving or obsolete product.

Failure of Our Products to Meet FCC and other Regulatory Standards Could Delay the Introduction of New Products or Require Us to Modify Existing Products

The failure of our products to conform to the regulations established by the Federal Communications Commission or similar foreign regulatory bodies or to meet applicable testing requirements could adversely affect our business. The FCC and foreign regulators regulate aspects of our products. Our products must typically be tested before they are sold. Foreign authorities often establish telecommunications standards different from those in the United States, making it difficult and more time consuming to obtain the required regulatory approvals. A significant delay in obtaining regulatory approvals could delay the introduction of our products into the market and adversely affect operating results. In addition, changes in regulations or requirements applicable to our products could affect the demand for our products or result in the need to modify products, either of which could involve substantial costs or delays in sales and adversely affect our operating results.

Our Common Stock has been Delisted by The NASDAQ National Market

Effective July 11, 2001, our common stock was delisted by The Nasdaq National Market due to our failure to pay overdue annual and additional listing fees in the amount of $44,125 and our inability to meet the minimum bid price requirements for continued listing. Effective November 6, 2001, our common stock was dropped from the OTCBB for failure to timely file reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934. Our common stock continues to be traded in the "pink sheets" under the symbol "RACE". We can provide no assurance that an active public trading market for our common stock will be re-established.

The Issuance of Stock Pursuant To The 6% and 10% Convertible Debentures May Substantially Dilute the Interests of Other Security Holders Because the Number of Shares the Company Will Sell Depends upon the Trading Price of the Shares During Each Draw Down Period.

The shares issuable to Grenville pursuant to the equity line of credit will be issued at a 17.5% discount to the average daily price of the our common stock. The number of shares that the Company will sell is directly related to the trading price of its common stock during each draw down period. As the price of the Company's common stock decreases, and if the Company decides to draw down on the equity line of credit, it will be required to issue more shares of our common stock for any given dollar amount invested by Grenville. Accordingly, the shares of common stock then outstanding will be diluted.

The Issuance of Stock Pursuant to the 6% and 10% Convertible Debentures May Substantially Dilute the Interests of Other Security Holders Because the Number of Shares the Company Will Issue upon Conversion Will Depend upon the Trading Price of Our Common Stock at the Time of Conversion if the Trading Price Is Less Than the Set Price of the Debenture.

The holders of our 6% convertible debentures may elect to convert the debentures into shares of our common stock at any time at a discount of the lesser of 110% of the market price of our common stock as of the date of issuance of the debentures and 50% of the average of the 5 lowest closing bid prices of our common stock during the 20 business days immediately preceding the date notice of conversion is given to us by the holder. The table set forth below outlines the number of shares of common stock that would be issuable upon conversion in full of the debentures at several hypothetical conversion prices. The table also sets forth the total number of shares the investors would beneficially own at such hypothetical adjustment prices, and assuming exercise in full of the warrants, and the percentage that such shares would constitute of our resulting outstanding common stock, assuming the investors had not purchased or sold any of our securities.

                      Shares Issuable                                           Total Shares as a
    Hypothetical           Under           Shares Issuable     Total Shares         Percent of
     Conversion         Convertible            Under           Issuable to         Outstanding
     Price (1)         Debentures (1)         Warrants          Investors           Stock (2)
     ---------         --------------         --------          ---------           ---------
       $0.01           113,000,000            1,000,000        114,000,000           322.32%
       $0.05            22,600,000            1,000,000         23,600,000            66.73%
       $0.10            11,130,000            1,000,000         12,130,000            34.78%
       $0.154(3)        12,356,828            1,000,000         13,356,828            37.76%

     ---------------
     (1) Assumes conversion in full of all $1,130,000 principal amount of convertible debentures at the hypothetical conversion price set forth above. Assumes interest is paid in cash and not in shares of common stock.

     (2) Based on 35,373,477 shares of common stock outstanding on November 9, 2001, plus the shares issuable to the investors under the debentures and the warrants shown above.

     (3) At floating conversion prices above $0.154 per share, the investors would convert at the fixed conversion price of, as to $500,000 principal amount of convertible debentures, $0.154 per share, as to $240,000 principal amount of convertible debentures, $0.0715 per share, as to $130,000 principal amount of convertible debentures, $0.0561 per share and, as to $277,499 principal amount of convertible debentures, $0.0484 per share.

The Sale of Material Amounts of the Company's Common Stock Could Reduce the Price of Its Common Stock and Encourage Short Sales.

As the Company sells shares of its common stock pursuant to the equity line of credit and then Grenville sells the common stock, the Company's common stock price may decrease due to the additional shares in the market. The price may also decrease if the holders of the convertible debentures elect to convert the debentures into common stock and to sell the common stock. As the price of our common stock decreases, and if the Company decides to draw down on the equity line of credit, it will be required to issue more shares of its common stock for any given dollar amount invested by Grenville, subject to a designated minimum threshold price specified by us. This may encourage short sales, which could place further downward pressure on the price of the Company's common stock.

Our Stock Price is Highly Volatile

The market price of our common stock in the past has been highly volatile, and likely will continue to be highly volatile. This is caused in part by the relatively low aggregate market value of our publicly traded shares. Events or circumstances may cause a much greater percentage change in the market price of our shares than the market price of a company with a higher aggregate market value. There are many events or circumstances, including those highlighted in these risk factors, which could cause the market price of our stock to fluctuate. Many of those events or circumstances are outside our control. In addition, stock prices for many technology companies fluctuate widely for reasons unrelated to their business, financial condition or operating results.

Our Business May Be Adversely Affected by Class Action Litigation Due to Stock Price Volatility

The filing of securities class action litigation against companies often occurs following periods of volatility in the market price of a company's securities. We are currently and may in the future be a target of securities litigation. See "Item 3. LEGAL PROCEEDINGS." Securities litigation could have a material adverse effect on our business if it is filed against us because it could result in substantial costs and a diversion of management's attention and resources. It may also adversely affect our ability to raise capital, our sales efforts, and our ability to attract a strategic partner.

ITEM 2. PROPERTIES

In June 2000, the Company's corporate headquarters, sales and marketing, product development and engineering were relocated to Plano, Texas and consist of one building totaling approximately 10,000 square feet of leased space. Also, the Company had a facility for distribution, co-engineering, accounting and sales and technical support in one building totaling approximately 21,000 square feet of leased space in San Antonio, Texas. In August of 2000, a second building located in San Antonio, Texas of approximately 29,000 square feet was subleased. The building located in Plano, Texas, is subject to a five-year lease that commenced in June 2000. The buildings located in San Antonio, Texas, consisting of approximately 21,000 and 29,000 square feet, are subject to ten- and seven-year leases, respectively, which commenced in April 1996. In August 2001, the Company terminated its lease for 21,000 square feet in San Antonio, Texas and leased approximately 1,000 square feet in San Antonio, Texas for distribution and accounting. This lease is on a month-to-month term. The Company believes that its existing facilities are adequate to meet current requirements, including foreseeable short-term requirements to support the growth of its VocalWare product line.

ITEM 3.  LEGAL PROCEEDINGS

In May 2001, the Company, two of our executive officers and one of our significant shareholders were sued in the United States District Court for the Northern District of Illinois, Eastern Division, by Robert Plotkin, a Chicago-based attorney, and several of Mr. Plotkin's relatives and family trusts, who are all shareholders of the Company. The complaint alleges that the plaintiffs were induced to purchase shares of our common stock based upon alleged misrepresentations and omissions of material fact. Discovery has not commenced, but we believe the lawsuit is without merit and intend to vigorously defend The Company against these allegations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been traded on the NASDAQ National Market under the symbol RACE since the Company's initial public offering on October 7, 1992. For the two most recent fiscal years ended June 30, 2000 and June 30, 2001, the following table lists on a per share basis for the period indicated, the high and low reported sale prices for the Company's Common Stock as quoted OTC these price quotations reflect inter-dealer prices, without adjustment for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

                                                     High             Low
     July 1, 1998 to September 30, 1999             $3.75           $2.25
     October 1, 1998 to December 31, 1999            5.00             .875
     January 1, 1999 to March 31, 2000               6.875           2.50
     April 1, 1999 to June 30, 2000                  8.50            2.813
     July 1, 1999 to September 30, 2000              6.75            4.375
     October 1, 1999 to December 31, 2000            5.625            .75
     January 1, 2000 to March 31, 2001               1.75             .359
     April 1, 2000 to June 30, 2001                   .93             .07

As of December 10, 2001, the last sale price of the Company's Common Stock was $.05 as reported on the OTCBB. As of November 30, 2001, there were 231 shareholders of record, although the Company believes that the number of beneficial owners is significantly greater.

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

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below for, and as of the end of, each of the fiscal years in the five-year period ended June 30, 2001, are derived from the audited financial statements of DATA RACE, Inc. The selected financial data should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                                    Fiscal Years Ended June 30,
                                                                   ----------------------------------------------------------------
                                                                     2001          2000          1999          1998          1997
                                                                   --------      --------      --------      --------      --------
                                                                                 (in thousands, except per share data)
Operating Statement Data:
Revenue from continuing operations ...........................     $     63      $    316      $    836      $  1,951      $     --

Cost of revenue ..............................................        1,345           762         1,533         2,409            --
                                                                   --------      --------      --------      --------      --------
      Gross profit (loss) from continuing operations .........       (1,282)         (446)         (697)         (458)           --

Total operating expenses from continuing
      operations .............................................       14,964         9,030         8,603         8,936            --
                                                                   --------      --------      --------      --------      --------

      Operating loss .........................................      (16,246)       (9,476)       (9,300)       (9,394)           --
Other (loss) income, net .....................................          313           440           135           136           201
                                                                   --------      --------      --------      --------      --------
Income (loss) from continuing operations .....................      (15,933)       (9,036)       (9,165)       (9,258)          201
Income (loss) from discontinued operations ...................           --           218           620           229        (6,493)
                                                                   --------      --------      --------      --------      --------
     Net loss ................................................     $(15,933)     $ (8,818)     $ (8,545)     $ (9,029)     $ (6,292)
                                                                   ========      ========      ========      ========      ========

Loss per share:
      Net loss ...............................................     $(15,933)     $ (8,818)     $ (8,545)     $ (9,029)     $ (6,292)
      Effect of beneficial conversion features of
        convertible preferred stock ..........................           --          (235)       (3,889)         (457)       (2,063)
                                                                   --------      --------      --------      --------      --------
      Net loss applicable to common stock ....................     $(15,933)     $ (9,053)     $(12,434)     $ (9,486)     $ (8,355)
                                                                   ========      ========      ========      ========      ========
      Net loss per common share -basic and diluted ...........     $  (.057)     $  (0.41)     $  (0.77)     $  (1.60)     $  (1.71)
                                                                   ========      ========      ========      ========      ========

Weighted average shares outstanding ..........................       27,812        21,940        16,119         5,937         4,873
                                                                   ========      ========      ========      ========      ========

Balance Sheet Data (at year end):
Working capital (deficit) ....................................     $ (1,274)     $ 10,290      $  7,506      $  1,056      $  4,888
Total assets .................................................        3,647        13,192         9,520         4,009         9,470
Shareholders' equity (deficit) ...............................         (562)       11,728         8,716         2,557         6,863

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

From its inception in 1983, the Company has designed, manufactured, and marketed advanced technology communication products. The Company's strategy is to provide innovative, first-to-market, high-value-added solutions to meet the needs of knowledge workers who are remote from their headquarters office.

During fiscal year 2001, the Company completed the development of the VocalWare IP integrated server by integrating the dial up remote access solution of the Be There product line with the broadband remote access solution of the VocalWare product line. This solution allows users to access their office voice, e-mail, data and fax resources over any access medium with all of the leading manufactures of voice and data products. The Company entered into beta program agreements with a major global carrier, a major cable provider, a major airline and an agency of the federal government for the VocalWare IP integrated server. From the beta agreements the Company shipped 35 VocalWare servers and 840 VocalWare user licenses for approximately $701,000 and entered into an exclusive licensing rights agreement for approximately $365,000 with LYNUX. In January 2001, these servers were returned based on non-payment from LYNUX and the Company notified LYNUX that the exclusive licensing rights agreement had been terminated. The Company in the quarter ended December 31, 2000 reversed the accounts receivable and deferred revenue for approximately $365,000. During the second quarter of fiscal 2001, the Company shipped $625,000 of servers and user licenses to a reseller. This transaction was not recorded as revenue as the transaction did not meet the Company's criteria for revenue recognition. The reseller was given extended terms over normal reseller agreements. In July 2001, the reseller returned the servers and user licenses back to the Company.

The Company did not achieve its goals in revenue for the fiscal year. This was based on the following factors. (i) A longer sales cycle than originally planned. The Company originally planned for a sales cycle of 30 days where the potential customer would place an order after a 30-day trial period. In reality the sales cycle can be as long as one year. (ii) A decline in the general economic conditions in the telecommunications industry and decreases in spending for information technology. (iii) The Company's inability to show its viability as a going concern. Potential customers have concerns about the Company's ability as a going concern. The VocalWare IP product line is considered a strategic asset of the customer and questions concerning the viability of the Company can delay or terminate potential orders.

The Company's goal of returning to profitability and developing a more dependable revenue base depends on the success of the VocalWare IP product line. Although the Company has not recorded significant revenue from sales of the VocalWare IP product line, the Company has expended substantial resources on its development and market introduction.

Fiscal 2001 Compared to Fiscal 2000 for Continuing Operations

Total revenue from continuing operations in fiscal 2001 decreased 80.2% to approximately to $63,000 from approximately $316,000 in fiscal 2000. This decrease is attributable to the following conditions: 1) the financial condition of the Company as a viable ongoing business, 2) the longer than expected sales cycle of placing the product with a potential customer and receiving an order, and 3) the changes in general economic conditions and specific market conditions in the communications industries and the overall decrease in information technology spending.

Engineering and product development expenses have increased by 51.7% to approximately $5.0 million in fiscal 2001 from approximately $3.3 million in fiscal 2000. This increase was primarily due to outside contract engineering expenditures and workforce increases for continued development and enhancements of the VocalWare IP products.

Sales and marketing expenses increased 81.7% during fiscal 2001 to approximately $4.8 million from approximately $2.6 million in fiscal 2000. This increase was primarily due to increased headcount in the sales and marketing staff and the associated travel which were both necessary to properly market, coordinate, distribute, train and service VocalWare IP products.

General and administrative expenses increased 67.1% during fiscal 2001 to approximately $5.2 million from approximately $3.1 million in fiscal 2000. This increase reflected increased staffing that management believed was necessary to support recent organizational growth as well as impairment adjustments for assets no longer deemed viable by the Company.

Income tax benefits related to losses for fiscal year 2001 are not recognized because the utilization of such benefits cannot be assured. Accordingly, a 100% valuation allowance has been recorded against the Company's deferred income tax asset. As of June 30, 2001, the Company had federal and state tax net operating loss carryforwards of approximately $70,980,000 that expire beginning in 2008. The Internal Revenue code section 382 limits NOL carryforwards when an ownership change of more than 50% of the value of stock in a loss corporation occurs within a three-year period. Accordingly, due to such ownership change, the ability to utilize remaining NOL carryforwards may be significantly restricted.

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

Total revenue from continuing operations in fiscal 2000 decreased 62.2% to $316,000 from $836,000 in fiscal 1999. The decrease is primarily due to decreased shipments to Sabratek Inc, as a result of that customer's bankruptcy filing and declines in custom modem revenue from fiscal 1999. Also impacting revenue is the Company's decision to discontinue the first generation Be There! remote access system in favor of the Company's new generation of VocalWare IP products which were scheduled to be released throughout fiscal 2001.

Gross profit (loss) margins for fiscal 2000 from continued operations decreased to (140.9)% from (83.4)% for fiscal 1999. The decline in gross margin from continuing operations is directly related to decreased shipments to Sabratek Inc. and manufacturing variances caused by the decreased volumes.

Engineering and product development expenses had increased by 38.1% to $3.3 million in fiscal 2000 from $2.4 million in fiscal 1999. This increase was primarily due to workforce increases and outside project development contracts associated with development expenditures necessary for the Company's new VocalWare IP product line.

Sales and marketing expenses increased 35.8% during fiscal 2000 to $2.6 million from $1.9 million in fiscal 1999. This increase was primarily due to the Company ramping up its sales and marketing forces in anticipation of delivering its new VocalWare IP product line to the market in early fiscal 2001.

General and administrative expenses decreased 27.3% during fiscal 2000 to $3.1 million from $4.3 million in fiscal 1999. This decrease was attributable to decreases in non-cash expenses associated with a consulting agreement and non-cash legal expenses associated with a patent infringement lawsuit. The decrease is offset in part by severance and retirement packages for two officers totaling approximately $480,000.

Income tax benefits related to losses for fiscal year 2000 are not recognized because the utilization of such benefits cannot be assured. Accordingly, a 100% valuation allowance was recorded against the Company's deferred income tax asset. As of June 30, 2000, the Company had federal and state tax net operating loss carryforwards of approximately $53,664,000, which expire beginning in 2009. The Internal Revenue code section 382 limits NOL carryforwards when an ownership change of more than 50% of the value of stock in a loss corporation occurs within a three-year period. Accordingly, due to such ownership changes, the ability to utilize remaining NOL carryforwards may be significantly restricted.

Discontinued Operations and HT Communications Receivable

The majority of the Company's revenue in fiscal 1999 and in prior years resulted from operations that the Company has now exited. Revenues from discontinued operations decreased 64.0% in fiscal 2000 to $720,000 from $1,999,000 in fiscal 1999 as a result of the Company's decision to exit that market. The Company sold its network multiplexer business to HT Communications in March 2000 for $350,000. The Company to date has received approximately $6,000 in principal payments and $4,500 in royalty payments. The Company is in the process of filing suit against HT Communications demanding payment on the past due balances. Due to defaults upon the agreement between the Company and HT communications, the Company removed the unrecognized portion of the deferred gain in the amount of $331,601 from its books along with the associated note receivable

Liquidity and Capital Resources

Operating losses have had and continue to have a substantial negative effect on the Company's cash balance. At June 30, 2001, the Company had approximately $9,000 in cash and cash equivalents, compared to approximately $11,059,000 at June 30, 2000.

During fiscal year 2001, the Company increased its inventory in response to business opportunities forecasted and the lead-time required to receive the material components. The Company's inventory at retail is valued at $4,000,000 to $7,000,000 depending on the size and type of server configuration.

The build up in inventory was the result of the Company having to procure unique key components essential for the deployment of the VocalWare server. Approximately 400 units of a unique component board where procured during the fiscal year along with nearly 210 chassis units that make up the VocalWare server. The Company anticipates that the number of units on hand at the end of the fiscal year will be sufficient for the immediate future to meet any need that current potential customers would required during fiscal 2002. The general slow down in the economy and the longer than anticipated sales cycle however make it difficult for the Company to estimate additional requirements. The inventory value at year ending June 30,2001 is net of inventory reserves of approximately $1.0M.

The Company does not believe that current cash will be sufficient to meet the Company's current and ongoing operating expenses and capital requirements and it is continuing to explore financing alternatives.

Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As shown in the financial statements, the Company incurred a substantial loss of $15,932,893 for the year ended June 30, 2001 and has incurred losses for each of the preceding 2 years. At June 30, 2001, current liabilities exceed current assets by $1,274,179, total liabilities exceed total assets by $561,814 and the accumulated deficit aggregated $71,685,087. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

In addition, effective July 11, 2001, the Company's common stock was delisted by The Nasdaq National Market due to a failure to pay overdue annual and additional listing fees in the amount of $44,125 and the inability to meet the minimum bid price requirements for continued listing.

Operating losses have had and continue to have a substantial negative effect on the Company's cash balance. The Company's goal of returning to profitability and developing a more dependable revenue base relies on the success of the VocalWare IP product line. To successfully penetrate the target markets, the Company expects that significant additional resources will need to be expended in order to expand its sales and marketing infrastructure and operation systems, and to finance inventory and receivables.

The Company has historically funded operations with the proceeds from the sale of equity securities and has not generated positive cash flows from operations for the past three years. The Company will need to raise more money to continue to finance its operations and may not be able to obtain additional financing on acceptable terms, or at all. Any failure to raise additional financing will likely place the Company in significant financial jeopardy.

During July 2001 (subsequent to the balance sheet date) the Company decreased its overhead through payroll reductions and related benefit costs (reducing its workforce from 77 employees to 6 employees). Management is also currently consolidating operations into one location thereby effecting savings on rent and associated facility costs. The Company believes that these cost reductions and the raising of additional financing will allow them to continue in existence.

Financing Activities

In March 2001, the Company received net proceeds of approximately $2,000,000 for issuance of common stock and warrants. (See Note 10 of Notes to the Financial Statements)

In May 2001, the Company issued 10% secured convertible promissory notes and common stock purchase warrants for $700,000. (See Note 9 of Notes to the Financial Statements)

6% Convertible Debentures

On June 12, 2001, the Company signed an agreement to place up to $1 million in 6% convertible debentures and warrants to two institutional investors. The parties amended the agreement on July 17, 2001 and on October 2, 2001. The convertible debentures have an interest rate of 6% per annum and mature 3 years from their date of issuance. Under the terms of the convertible debentures, the holders can elect at any time prior to maturity to convert the balance outstanding on the debentures into shares of our common stock at the lesser of a fixed price that represents a 10% premium to the closing bid price of our common stock at the time the debentures were issued and 50% of the average of the 5 lowest closing bid prices of our common stock during the 25 business days immediately preceding the conversion date. Under the agreement as amended, the Company issued to the investors $500,000 in convertible debentures on June 18, 2001, $240,000 in convertible debentures on July 30, 2001, $130,000 in convertible debentures on September 6, 2001 and $277,499 on October 18, 2001. On June 18, 2001, we also issued the investors common stock purchase warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $0.14. On October 18, 2001 the parties amended the agreement to increase the amount of convertible debentures purchased by the investors by $147,499 and the Company granted to the investors a security interest in all of the assets of the Company covering all prior and future indebtedness of the Company to the investors. We are obligated to file a registration statement for the shares issuable upon conversion of the convertible debentures and warrants with the SEC. We were obligated to cause the registration statement to be declared effective by October 2, 2001 and are currently accruing liquidated damages at the rate of 2% of the outstanding principal amount of the convertible debentures per month. These penalties may be paid in cash or, at the Investors' option, in common stock. In addition, if the Company issues additional shares of common stock, then antidilution provisions contained in the convertible debentures may reduce the conversion price of the shares issued to the Investors so as to prevent dilution of the Investors' investment in the Company.

Equity Line of Credit

On June 13, 2001, the Company signed what is sometimes termed an equity line of credit or an equity draw down facility with Grenville Finance Ltd. In general, Grenville has committed up to $30 million to purchase our common stock over a 36 month period beginning after and during the period a resale registration statement registering the shares purchased pursuant to the equity line of credit is effective. During the periods the resale registration statement is effective, we may request a draw of up to $1 million of that money, subject to a formula based on average stock prices and average trading volumes, setting the maximum amount of any request for any given draw. The amount of money that Grenville will provide to us and the number of shares we will issue to Grenville in return for that money is settled twice during a 22 day trading period following the draw down request based on the formula in the stock purchase agreement. Grenville receives a 17.5% discount to the market price of our common stock during the 22 business day period and we receive the settled amount of the draw down. We are not permitted to exercise another draw down during a pending 22 business day period. In addition, we issued a warrant to Grenville to purchase up to 16,366,612 shares of our common stock at an exercise price of $0.07027.

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

At June 30, 2001, we had approximately of $1.1 million of interest bearing indebtedness. The interest rates are fixed and therefore, we do not have any significant interest rate risk.

At June 30, 2001 we did not own any equity investments. Therefore, we did not have any direct equity price risk.

Substantially all Company revenues are realized in U.S. dollars and no significant asset or cash account balances are maintained in currencies other than the United States dollar. Therefore, we do not have any significant direct foreign currency exchange rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

                                                                            PAGE
Independent Auditors' Report - Current........................................31
Independent Auditors' Report - Predecessor....................................32

Financial Statements
   Balance Sheets as of June 30, 2001 and 2000................................33
   Statements of Operations for the years ended June 30, 2001,
     2000 and 1999............................................................34
   Statements of Shareholders' Equity for the years ended June 30, 2001,
     2000 and 1999............................................................35
   Statements of Cash Flows for the years ended June 30, 2001,
     2000 and 1999............................................................41
   Notes to Financial Statements..............................................42

All schedules are omitted, because they are not required, are not applicable, or the information is included in the financial statements and notes thereto.

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
DATA RACE, Inc.
Plano, Texas


We have audited the accompanying balance sheet of DATA RACE, Inc. as of June 30, 2001, and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DATA RACE, Inc. as of June 30, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $15,932,893 for the year ended June 30, 2001 and has incurred substantial losses for each of the preceding 2 years. At June 30, 2001, current liabilities exceed current assets by $1,274,179 and total liabilities exceed total assets by $561,814. These factors and others discussed in Note 3, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


                                                        LAZAR LEVINE & FELIX LLP

New York, New York
November 2, 2001

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders

DATA RACE, Inc.:

We have audited the accompanying balance sheet of DATA RACE, Inc. as of June 30, 2000, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DATA RACE, Inc. as of June 30, 2000, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2000, in conformity with generally accepted accounting principles.


                                                          KPMG LLP

San Antonio, Texas
September 11, 2000

DATA RACE, Inc.
BALANCE SHEETS


                                                                                              As of June 30,
                                                                                     --------------------------------
                                                                                         2001                2000
                                                                                     ------------        ------------
ASSETS

Current assets:
     Cash and cash equivalents .................................................     $      9,334        $ 11,059,061
     Accounts receivable, net ..................................................            2,026               6,401
     Note receivable, current ..................................................               --             233,333
     Inventory .................................................................        2,876,506             249,876
     Prepaid expenses and deposits .............................................               --             206,001
                                                                                     ------------        ------------
         Total current assets ..................................................        2,887,866          11,754,672

Note receivable, non-current ...................................................               --             116,667
Property and equipment, net ....................................................          674,798           1,235,919
Other assets ...................................................................           84,630              84,630
                                                                                     ------------        ------------
         Total assets ..........................................................     $  3,647,294        $ 13,191,888
                                                                                     ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable ..........................................................     $  2,327,133        $    504,001
     Accrued expenses ..........................................................          638,167             960,346
     Obligations under capital lease, current ..................................          125,078                  --
     Convertible debentures ....................................................        1,071,667                  --
                                                                                     ------------        ------------
         Total current liabilities .............................................        4,162,045           1,464,347

Non current liabilities:
     Obligations under capital lease, non-current ..............................           47,063                  --
                                                                                     ------------        ------------
                                                                                        4,209,108           1,464,347
                                                                                     ------------        ------------

Commitments and contingencies

Shareholders' equity (deficit):
     Common stock, no par value, 70,000,000 shares authorized 34,358,521 and
       26,083,364 shares issued and outstanding at June 30, 2001 and 2000,
       respectively ............................................................       62,420,978          59,806,425
     Additional paid-in capital ................................................        8,702,295           7,673,310
     Accumulated deficit .......................................................      (71,685,087)        (55,752,194)
                                                                                     ------------        ------------
         Total shareholders' equity (deficit) ..................................         (561,814)         11,727,541
                                                                                     ------------        ------------
           Total liabilities and shareholders' equity ..........................     $  3,647,294        $ 13,191,888
                                                                                     ============        ============


See accompanying notes to financial statements

DATA RACE, Inc.
STATEMENTS OF OPERATIONS


                                                                                             Years Ended June 30,
                                                                           --------------------------------------------------------
                                                                               2001                  2000                  1999
                                                                           ------------          ------------          ------------
Total revenue from continuing operations .........................         $     62,698          $    316,212          $    835,798

Cost of revenue ..................................................            1,344,506               761,759             1,532,733
                                                                           ------------          ------------          ------------

       Gross profit (loss) .......................................           (1,281,808)             (445,547)             (696,935)
                                                                           ------------          ------------          ------------

Operating expenses:
   Engineering and product development ...........................            4,995,226             3,293,231             2,384,787
   Sales and marketing ...........................................            4,757,711             2,618,432             1,927,894
   General and administration ....................................            5,211,493             3,118,612             4,290,885
                                                                           ------------          ------------          ------------
       Total operating expenses ..................................           14,964,430             9,030,275             8,603,566
                                                                           ------------          ------------          ------------

       Operating loss ............................................          (16,246,238)           (9,475,822)           (9,300,501)

Other income .....................................................              313,345               440,450               135,189
                                                                           ------------          ------------          ------------

Loss from continuing operations ..................................          (15,932,893)           (9,035,372)           (9,165,312)

Income from discontinued operations ..............................                   --               217,734               620,452
                                                                           ------------          ------------          ------------

        Net loss .................................................         $(15,932,893)         $ (8,817,638)         $ (8,544,860)
                                                                           ============          ============          ============


Per share data:
   Net loss ......................................................         $(15,932,893)         $ (8,817,638)         $ (8,544,860)
   Effect of beneficial conversion feature of
     convertible preferred stock .................................                   --              (235,718)           (3,888,923)
                                                                           ------------          ------------          ------------
   Net loss applicable to common
     stock .......................................................         $(15,932,893)         $ (9,053,356)         $(12,433,783)
                                                                           ============          ============          ============

   Net basic and diluted loss from
      continuing operations per common share .....................         $      (0.57)         $      (0.42)         $      (0.81)
                                                                           ============          ============          ============
   Net basic and diluted loss per common
       share .....................................................         $      (0.57)         $      (0.41)         $      (0.77)
                                                                           ============          ============          ============

Weighted average shares outstanding ..............................           27,812,000            21,940,000            16,119,000
                                                                           ============          ============          ============


See accompanying notes to financial statements

DATA RACE, Inc.
STATEMENTS OF SHAREHOLDERS' EQUITY


                                                Series A Convertible          Series C Convertible          Series D Convertible
                                                  Preferred Stock               Preferred Stock                Preferred Stock
                                             --------------------------------------------------------------------------------------
                                               Shares          Amount         Shares         Amount         Shares         Amount
                                             --------------------------------------------------------------------------------------
Balances at June 30, 1998                    175             $224,970       1,681          $1,380,001     --             $ --
Net loss                                     --              --             --             --             --             --
Issuance of convertible preferred
stock, net of offering cost of $248,820      --              --             --             --             2,500          60,688
Redemption of preferred stock                (124)           (165,653)      --             --             --             --
Issuance of restricted common stock
and warrants, net offering costs
of $552,475                                  --              --             --             --             --             --
Accretion of beneficial conversion
feature on convertible preferred
stock                                        --              --             --             --             --             2,478,655
Conversion of convertible preferred
stock to common stock                        (51)            (59,317)       (1,681)        (1,380,001)    (2,500)        (2,539,343)
Common stock issued for legal and
consulting services                          --              --             --             --             --             --
Exercise of stock options and
warrants                                     --              --             --             --             --             --
Employee stock purchase plan                 --              --             --             --             --             --
                                             --------------------------------------------------------------------------------------
Balances at June 30, 1999                    --              --             --             --             --             --
Net loss                                     --              --             --             --             --             --
Issuance of common stock and
warrants, net of offering costs
of $300,000                                  --              --             --             --             --             --
Issuance of common stock and
warrants, net of offering costs
of $419,999                                  --              --             --             --             --             --
Accretion of beneficial conversion
feature on convertible preferred
stock                                        --              --             --             --             --             --
Conversion of convertible preferred
stock to common stock
                                             --------------------------------------------------------------------------------------
Common stock issued for legal and
consulting services                          --              --             --             --             --             --
Exercise of stock options and
warrants                                     --              --             --             --             --             --
Employee stock purchase plan                 --              --             --             --             --             --
                                             --------------------------------------------------------------------------------------
Balances at June 30, 2000                    --              --             --             --             --             --
Net loss                                     --              --             --             --             --             --
Issuance of common stock in
exercise of warrants relating to
class A and B preferred stock                --              --             --             --             --             --
Issuance of common stock in
cashless exercise of warrants
related to November 1998 private
placement                                    --              --             --             --             --             --
Issuance of common stock and
warrants in connection with March
2001 private placement net of
offering costs                               --              --             --             --             --             --
Modification of warrant terms to
acquire common stock in connection
with the sale of common stock in
the March 2001 private placement             --              --             --             --             --             --
Stock option compensation                    --              --             --             --             --             --
Issuance of common stock in
connection with convertible debt             --              --             --             --             --             --

Exercise of warrants in connection
with June 2001 warrant agreement             --              --             --             --             --             --
Exercise of stock options                    --              --             --             --             --             --
Employee stock purchase plan                 --              --             --             --             --             --
                                             --------------------------------------------------------------------------------------

Balance at June 30, 2001                     --              $ --           --             $ --           --             $ --
                                             ======================================================================================


See accompanying notes to financial statements

DATA RACE, Inc.
STATEMENTS OF SHAREHOLDERS' EQUITY


                                            Series E Convertible        Series F Convertible
                                              Preferred Stock              Preferred Stock                 Common Stock
                                           -------------------------------------------------------------------------------------
                                           Shares         Amount        Shares         Amount          Shares         Amount
                                           -------------------------------------------------------------------------------------
Balances at June 30, 1998                  --             $              --             $ --          9,126,406     $33,334,779
Net loss                                   --             --             --             --            --            --
Issuance of convertible preferred
stock, net of offering cost of
$248,820                                   750            473,425        750            491,113       --            --
Redemption of preferred stock              --             --             --             --            --            --
Issuance of restricted common stock
and warrants, net of offering costs
of $552,475                                --             --             --             --            3,134,064     5,705,745
Accretion of beneficial conversion
feature on convertible preferred
stock                                      --             336,574        --             159,444       --            --
Conversion of convertible preferred
stock to common stock                      --             --             --             --            4,499,567     3,978,661
Common stock issued for legal and
consulting services                        --             --             --             --            2,325,300     2,318,938
Exercise of stock options and
warrants                                   --             --             --             --            1,080,895     1,126,998
Employee stock purchase plan               --             --             --             --            18,291        24,489
                                           -------------------------------------------------------------------------------------
Balances at June 30, 1999                  750            809,999        750            650,557       20,184,523    46,489,610
Net loss                                   --             --             --             --            --            --
Issuance of common stock and
warrants, net of offering costs of
$300,000                                   --             --             --             --            1,904,761     3,700,000
Issuance of common stock and
warrants, net of offering costs of
$419,999                                   --             --             --             --            1,572,738     5,580,001
Accretion of beneficial conversion
feature on convertible preferred
stock                                      --             53,426         --             182,292       --            --
Conversion of convertible preferred
stock to common stock
                                           (750)          (863,425)      (750)          (832,849)     1,094,447     1,696,274
Common stock issued for legal and
consulting services                        --             --             --             --            190,000       520,088
Exercise of stock options and
warrants                                   --             --             --             --            1,131,602     1,807,517
Employee stock purchase plan                                                                          5,293         12,935
                                           -------------------------------------------------------------------------------------
Balances at June 30, 2000                  --             --             --             --            26,083,364    59,806,425
Net loss                                   --             --             --             --            --            --
Issuance of common stock in exercise
of warrants relating to class A and
B preferred stock                          --             --             --             --            210,222       472,999
Issuance of common stock in cashless
exercise of warrants related to
November 1998 private placement            --             --             --             --            297,313       --
Issuance of common stock and
warrants in connection with March
2001 private placement net of
offering costs                             --             --             --             --            3,047,620     1,147,888
Modification of warrant terms to
acquire common stock in connection
with the sale of common stock in the
March 2001 private placement               --             --             --             --            --            --
Stock option compensation                  --             --             --             --            --            --
Issuance of common stock in
connection with convertible debt           --             --             --             --            2,687,417     130,234

Exercise of warrants in connection
with June 2001 warrant agreement           --             --             --             --            1,673,343     200,000
Exercise of stock options                  --             --             --             --            272,142       571,424
Employee stock purchase plan               --             --             --             --            87,100        92,008
                                           -------------------------------------------------------------------------------------
Balance at June 30, 2001                   --             --             --             --            34,358,521    $62,420,978
                                           =====================================================================================


See accompanying notes to financial statements

DATA RACE, Inc.
STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                       Total
                                                Additional          Accumulated        Shareholders'
                                                Paid-In Capital     Deficit            Equity
                                                ------------------------------------------------------
Balances at June 30, 1998                       $ 1,882,303         $ (34,265,055)     $ 2,556,998
Net loss                                        --                  (8,544,860)        (8,544,860)
Issuance of convertible preferred stock,
net of offering cost of $248,820                2,725,954           --                 3,751,180
Redemption of preferred stock                   --                  --                 (165,653)
Issuance of restricted common stock and
warrants, net of offering costs of
$552,475                                        1,941,780           --                 7,647,525
Accretion of beneficial conversion
feature on convertible preferred stock          914,250             (3,888,923)        --
Conversion of convertible preferred
stock to common stock                           --                  --                 --
Common stock issued for legal and
consulting services                             --                  --                 2,318,938
Exercise of stock options and warrants          --                  --                 1,126,998
Employee stock purchase plan                    --                  --                 24,489
                                                ------------------------------------------------------
Balances at June 30, 1999                       7,464,287           (46,698,838)       8,715,615
Net loss                                        --                  (8,817,638)        (8,817,638)
Issuance of common stock and warrants,
net of offering costs of $300,000
                                                --                  --                 3,700,000
Issuance of common stock and warrants,
net of offering costs of $419,999
                                                --                  --                 5,580,001
Accretion of beneficial conversion
feature on convertible preferred stock
                                                --                  (235,718)          --
Conversion of convertible preferred
stock to common stock                           --                  --                 --
Common stock issued for legal and
consulting services                             209,023             --                 729,111
Exercise of stock options and warrants
                                                --                  --                 1,807,517
Employee stock purchase plan                    --                                     12,935
                                                ------------------------------------------------------
Balances at June 30, 2000                       7,673,310           (55,752,194)       11,727,541
Net loss                                        --                  (15,932,893)       (15,932,893)
Issuance of common stock in exercise of
warrants relating to class A and B
preferred stock                                 --                  --                 472,999
Issuance of common stock in cashless
exercise of warrants related to November
1998 private placement                          --                  --                 --
Issuance of common stock and warrants in
connection with March 2001 private
placement net of offering costs                 164,718             --                 1,312,606
Modification of warrant terms to acquire
common stock in connection with the sale
of common stock in the March 2001
private placement                               687,394             --                 687,394
Stock option compensation                       176,873             --                 176,873
Issuance of common stock in connection
with convertible debt                           --                  --                 130,234

Exercise of warrants in connection with
June 2001 warrant agreement                     --                  --                 200,000
Exercise of stock options                       --                  --                 571,424
Employee stock purchase plan                    --                  --                 92,008
                                                ------------------------------------------------------
Balance at June 30, 2001                        $ 8,702,295         $ (71,685,087)     $ (561,814)
                                                ======================================================


See accompanying notes to financial statements

DATA RACE, Inc.
STATEMENTS OF CASH FLOWS


                                                                                              Years Ended June 30,
                                                                               ----------------------------------------------------
                                                                                   2001                2000                1999
                                                                               ------------        ------------        ------------
Cash flows from operating activities:
   Net loss from continuing operations .................................       $(15,932,893)       $ (9,035,372)       $ (9,165,312)
   Adjustments  to reconcile net loss from  continuing  operations to net cash (used in) operating activities:
     Depreciation and amortization .....................................            538,762             297,454             310,795
     Non-cash consulting and legal fees ................................                 --             729,111           2,318,939
     Non-cash stock option compensation ................................            176,873                  --                  --
     Loss on sales of property and equipment ...........................          1,216,576               3,773                  --
     Changes in assets and liabilities:
       Accounts and notes receivable ...................................            354,375              48,667              22,703
       Inventory .......................................................         (2,626,630)           (154,781)            309,210
       Prepaid expenses, deposits and other assets .....................            206,001            (111,627)           (153,615)
       Accounts payable ................................................          1,823,132             273,785             (65,778)
       Accrued expenses ................................................           (322,179)             74,372            (568,936)
                                                                               ------------        ------------        ------------
         Net cash used in operating activities .........................        (14,565,983)         (7,874,618)         (6,991,994)
                                                                               ------------        ------------        ------------

Cash flows from investing activities:
   Purchase of property and equipment ..................................         (1,045,058)           (339,351)            (27,411)
   Proceeds from sale of property and equipment ........................              4,146                                   3,235
                                                                               ------------        ------------        ------------
       Net cash used in investing activities ...........................         (1,040,912)           (339,351)            (24,176)
                                                                               ------------        ------------        ------------

Cash flows from financing activities:
   Convertible notes ...................................................          1,071,667                  --                  --
   Capital leases, net .................................................             18,836
   Redemption of Series A preferred stock ..............................                 --                  --            (165,653)
   Net proceeds from the issuance of preferred stock ...................                 --                  --           3,751,180
   Net proceeds from issuance of common stock ..........................          3,466,665          11,100,453           8,799,012
                                                                               ------------        ------------        ------------
       Net cash provided by financing activities .......................          4,557,168          11,100,453          12,384,539
                                                                               ------------        ------------        ------------

Cash flows from discontinued operations ................................                 --             517,599             642,315
                                                                               ------------        ------------        ------------

Net increase (decrease) in cash and cash  equivalents ..................        (11,049,727)          3,404,083           6,010,684


Cash and cash equivalents at beginning of year .........................         11,059,061           7,654,978           1,644,294
                                                                               ------------        ------------        ------------

Cash and cash equivalents at end of year ...............................       $      9,334        $ 11,059,061        $  7,654,978
                                                                               ============        ============        ============


See accompanying notes to financial statements

DATA RACE, Inc.
NOTES TO FINANCIAL STATEMENTS
June 30, 2001, 2000, and 1999


1) Description of Business and Summary of Significant Accounting Policies

Description of Business

DATA RACE, Inc. ("Data Race" or the "Company"), currently doing business as IP AXESS, provides integrated IP based remote work solutions over multiple access media. The Company's VocalWare(TM) IP client/server product line provides users in remote locations with simultaneous access to critical corporate resources including phone, fax, Internet, and e-mail over a single connection via: DSL, cable modem, LAN, Frame Relay, ATM or high speed dial-up through VPN, local ISP POP, or PSTN. The Company, after exiting the network multiplexer business in January 2000, currently operates in one business segment.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable as shown is net of allowance for doubtful accounts of approximately $2,000 and $500 at June 30, 2001 and 2000, respectively.

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

The calculated intrinsic value of the beneficial conversion features of the Preferred Stock, the offering costs and the premium results in non-cash charges to the loss available to common shareholders in the computation of loss per common share over the conversion period. As a result, approximately $ 0, $236,000, and $3,889,000 in non-cash charges are reflected in the loss per common share for the years ended June 30, 2001, 2000, and 1999, respectively.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and notes payable. The book value of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and notes payable are representative of their respective fair values due to the short-term maturity of those instruments.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Revenue Recognition

Revenue is generally recognized upon direct sale and shipment of products to end-user customers or when contractual services have been provided to end-user customers, title has passed to the end-user customer, the fee and terms are fixed or determinable, and collectibility is reasonably assured. Such method is in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. Revenue is generally recognized upon reseller (indirect) sale of products when title has passed to the reseller, a reseller agreement exists, the fee and terms are fixed or determinable, and collectibility is reasonably assured. The Company does have a reservation of title on resellers where the products are delivered to reseller's location or reseller's end-user location outside the United States. The Company reserves title in the products until either: a) reseller pays in full for the products; or b) reseller sells the product to a third party at which time title passes to the third party. The Company, in most reseller agreements, has an inventory balancing provision, which generally gives the reseller the opportunity to balance its inventory by returning for credit up to 20% of the value of the products shipped during a quarter. The Company will record a liability for up to 20% on sales by resellers for the inventory balancing provision. The Company also has price protection for most resellers where products shipped to resellers whose price have been decreased will be price protected if the resellers products are unopened and shipped to reseller 180 days or less prior to the effective date of price decrease. The reseller must submit a claim within 30 days of the effective date of the price decrease to receive credit in the amount of the price decrease multiplied by the qualifying units.

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

Warranty Expense

The Company generally offers one or two year warranty coverage on the majority of its products. Warranty costs are accrued and expensed when revenue is recognized based upon the Company's experience with such costs. As of June 30, 2001, the Company had no accrual for warranty costs.

Research and Development

All engineering and product research and development expenditures are charged against operations as incurred. Research and development costs charged to continuing operations aggregated approximately $5,000,000, $3,293,000 and $2,385,000 in fiscal 2001, 2000, and 1999, respectively.

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

Stock Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations (including FASB Interpretation No. 44). Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's Common Stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation."

Equity instruments issued to non-employees that are fully vested and non-forfeitable are measured at fair value at the issuance date and expensed in the period over which the benefit is expected to be received. Equity instruments issued to non-employees which are either unvested or forfeitable, for which counter-party performance is required for the equity instrument to be earned are measured initially at fair value and subsequently adjusted for changes in fair value until the earlier of: (1) the date at which a commitment for performance is required for performance by the counter-party to earn the equity instrument is reached, or (2) the date of which the counter-party's performance is complete.

Earnings (Loss) Per Share

Net loss per share of common stock is presented in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Under SFAS No. 128, basic earnings/loss per share excludes dilution for potentially dilutive securities and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings/loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted earnings/loss per share when their inclusion would be antidilutive. The Company had approximately 3,434,000 and 2,734,000 options outstanding as of June 30, 2001 and 2000, respectively. The Company had no preferred stock outstanding as of June 30, 2001 and 2000. As of June 30, 2001, the Company had warrants outstanding to purchase 20,575,180

[shares of common stock. As of June 30, 2000 the Company had warrants outstanding to purchase 2,808,139 shares of common stock.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling of interest method of accounting is no longer allowed for business combinations and goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (FASB 144) which is effective for fiscal years beginning after December 15, 2001. FASB 144 supercedes FASB 121 on the impairment of long-lived assets and certain reporting provision of APB 30 dealing with the disposal of a business segment.

2) Discontinued Operations

The Board of Directors approved discontinuing the network multiplexer product business segment in January 2000. Accordingly, the financial statements for the years ended June 30, 2000 and 1999 reflect the operations of the multiplexer product business as a discontinued operation. The Company sold its network multiplexer business to HT Communications in March 2000 for $350,000. The Company to date has received approximately $6,000 in principal payments and $4,500 in royalty payments. The Company is in the process of filing suit against HT Communications demanding payment on the past due balances. Due to defaults upon the agreement between the Company and HT communications, the Company removed the unrecognized portion of the deferred gain in the amount of $331,601 from its books along with the associated note receivable balance.

3) Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As shown in the financial statements, the Company incurred a substantial loss of $15,932,893 for the year ended June 30, 2001 and has incurred losses for each of the preceding 2 years. At June 30, 2001, current liabilities exceed current assets by $1,274,179, total liabilities exceed total assets by $561,814 and the accumulated deficit aggregated $71,685,087. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

In addition, effective July 11, 2001, the Company's common stock was delisted by The Nasdaq National Market due to a failure to pay overdue annual and additional listing fees in the amount of $44,125 and the inability to meet the minimum bid price requirements for continued listing.

Operating losses have had and continue to have a substantial negative effect on the Company's cash balance. The Company's goal of returning to profitability and developing a more dependable revenue base relies on the success of the VocalWare IP product line. To successfully penetrate the target markets, the Company expects that significant additional resources will need to be expended in order to expand its sales and marketing infrastructure and operation systems, and to finance inventory and receivables.

The Company has historically funded operations with the proceeds from the sale of equity securities and has not generated positive cash flows from operations for the past three years. The Company will need to raise more money to continue to finance its operations and may not be able to obtain additional financing on acceptable terms, or at all. Any failure to raise additional financing will likely place the Company in significant financial jeopardy.

During July 2001 (subsequent to the balance sheet date) the Company decreased its overhead through payroll reductions and related benefit costs (reducing its workforce from 77 employees to 6 employees). Management is also currently consolidating operations into one location thereby effecting savings on rent and associated facility costs. The Company believes that these cost reductions and the raising of additional financing will allow them to continue in existence.

4) Accounts Receivable and Major Customers

During fiscal 2001 aggregate revenues from shipments to three customers represented 85% of total revenues. Revenue from shipments to and fees from Sabratek (a significant customer) represented 65.2% and 50% of revenue from continuing operations for fiscal 2000 and 1999, respectively. Credit limits, ongoing credit evaluation, and account-monitoring procedures are used by the Company to minimize the risk of loss on accounts receivable. Generally, collateral is not required. Export revenues were 4% of total revenue for fiscal 1999. Export revenues were not significant during fiscal 2001 or fiscal 2000.

5) Inventory

Inventory consists of the following:

                                             June 30, 2001    June 30, 2000
                                             -------------    -------------
     Finished goods .....................     $1,054,557        $  138,014
     Work in progress ...................        322,797            80,151
     Raw materials ......................      1,499,152            31,711
                                              ----------        ----------
          Total net inventory ...........     $2,876,506        $  249,876
                                              ==========        ==========

6) Property and Equipment

Property and equipment consists of the following:

                                                 June 30, 2001    June 30, 2000    Useful Lives
                                                 -------------    -------------    -------------
     Leasehold improvements .................     $        --      $ 1,560,385
     Furniture, fixtures and equipment ......       3,103,959        2,345,925       2 - 5 yrs.
                                                  -----------      -----------
                                                    3,103,959        3,906,310
     Accumulated depreciation ...............      (2,429,161)      (2,670,391)
                                                  -----------      -----------
         Total property and equipment .......     $   674,798      $ 1,235,919
                                                  ===========      ===========

Due to lease termination at it's San Antonio, TX facility which occurred in September 2001, subsequent to the close of its fiscal year 2001, the Company elected to record asset impairment for the San Antonio leasehold improvements resulting in a loss of $778,278. The Company also wrote off $402,700 in impaired assets related to its inability to further proceed with the implementation of its new e-business hardware and software solution. The total impairment loss of $1,180,978, is included in General and Administration expenses.

7) Accrued Expenses

Accrued expenses consists of the following:

                                               June 30, 2001     June 30, 2000
                                               -------------     -------------

Deferred gain ............................       $     --           $334,788
Payroll ..................................        399,651            215,833
Accrued vacation .........................        133,764             82,164
Other ....................................        104,752            327,561
                                                 --------           --------
     Total accrued expenses ..............       $638,167           $960,346
                                                 ========           ========

Due to defaults upon the agreement between the Company and HT communications, the Company removed the unrecognized portion of the deferred gain in the amount of $331,601 from its books along with the associated note receivable (see Note
2)

8) Income Taxes

As a result of operating losses sustained, there was no income tax expense (benefit) for the fiscal years ended June 30, 2001, 2000 and 1999. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2001 and 2000 are presented below:

                                                                                        June 30,
                                                                             ------------------------------
Deferred tax assets:                                                              2001             2000
                                                                             ------------      ------------
Accounts receivable due to allowances for financial reporting
   purposes ............................................................     $        700      $        192
Inventory, principally due to write-down for financial reporting
   purposes ............................................................          327,800           208,312
Property and equipment, due to difference in depreciation ..............           67,300           223,007
Accrued expenses .......................................................          168,500           128,240
Net operating loss carryforwards .......................................       24,396,100        19,514,286
Alternative minimum tax credit carryforwards ...........................           93,700            83,645
Research and experimentation credit carryforwards ......................          881,600           678,176
Other, net .............................................................               --             4,068
                                                                             ------------      ------------
   Total gross deferred tax assets .....................................       25,935,700        20,839,926
   Less valuation allowance ............................................      (25,935,700)      (20,839,926)
                                                                             ------------      ------------
   Net deferred tax asset ..............................................     $         --      $         --
                                                                             ============      ============

The valuation allowance related to deferred tax assets increased by approximately $5,096,000 and $3,040,000 during the years ended June 30, 2001 and 2000, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income, management has provided a 100% valuation allowance for the Company's deferred tax assets at June 30, 2001. The amount of the deferred tax asset considered realizable, however, could fluctuate in the near term if estimates of future taxable income during the carryforward period are adjusted.

Reconciliation of the U.S. Federal statutory rate to the Company's effective tax rate for each fiscal year is as follows:

                                                                     2001          2000          1999
                                                                     ----          ----          ----
     U. S. Federal statutory rate ...............................    34.0%         34.0%         34.0%
     Increase (reduction) in income taxes resulting from:
     Provision for valuation allowance ..........................    (34.0)        (34.0)        (34.0)
                                                                     ----          ----          ----
     Net effective tax rate .....................................      --            --            --
                                                                     ====          ====          ====

At June 30, 2001, the Company had net operating loss ("NOL") carryforwards for federal and state income tax purposes of approximately $70,980,000, which expire beginning in 2008. The Company also has research and experimentation credit carryforwards for federal income tax purposes of approximately $678,000, which began expiring in 2000, and alternative minimum tax credit carryforwards of approximately $84,000. The Internal Revenue Code section 382 limits NOL and tax credit carryforwards when an ownership change of more than fifty percent of the value of stock in a loss corporation occurs within a three-year period. In fiscal 1999, 1998 and 1997 the Company issued preferred stock that has since been converted into common stock. Accordingly, the ability to utilize remaining NOL and tax credit carryforwards may be significantly restricted.

9) Convertible Debentures

In May 2001, the Company issued one year, 10% secured convertible promissory notes and 1,166,667 common stock purchase warrants for $700,000. The notes are convertible at any time at the holders option into common stock at $0.30 per share. The warrants are exercisable at a price of $0.30 per share through May 2006.

June 2001 Private Placement of Convertible Debentures

On June 12, 2001, the Company signed an agreement to place up to $1 million in 6% convertible debentures and warrants to two institutional investors. The parties amended the agreement on July 17, 2001 and October 18, 2001. The convertible debentures have an interest rate of 6% per annum and mature 3 years from their date of issuance. Under the terms of the convertible debentures, the holders can elect at any time prior to maturity to convert the balance outstanding on the debentures into shares of Company common stock at the lesser of a fixed price that represents a 10% premium to the closing bid price of common stock at the time the debentures were issued and 50% of the average of the 5 lowest closing bid prices of Company common stock during the 25 business days immediately preceding the conversion date. Under the agreements, the Company issued to the investors $500,000 in convertible debentures on June 18, 2001, $240,000 in convertible debentures on July 30, 2001, $130,000 in convertible debentures on September 6, 2001 and $277,499, on October 18, 2001. On June 18, 2001, the Company also issued to the investors common stock purchase warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $0.14. On October 18, 2001 the parties amended the agreement to increase the investment amount by $147,499 and the Company granted to the investors a security interest in all of the assets of the Company covering all prior and future indebtedness of the Company to the investors. The Company is obligated to file a registration statement for the shares issuable upon conversion of the convertible debentures and warrants with the SEC. The Company was also obligated to cause the registration statement to be declared effective by October 2, 2001 and is currently accruing liquidated damages at the rate of 2% of the outstanding principal amount of the convertible debentures per month. These penalties may be paid in cash or, at the investors' option, in common stock. In addition, if the Company issues additional shares of common stock, then antidilution provisions contained in the convertible debentures may reduce the conversion price of the shares issued to the investors so as to prevent dilution of the their investment in the Company.

10) Shareholders' Equity

Equity Line of Credit

On June 13, 2001, the Company signed what is sometimes termed an equity line of credit or an equity draw down facility with Grenville Finance Ltd. In general, Grenville has committed up to $30 million to purchase our common stock over a 36 month period beginning after and during the period a resale registration statement registering the shares purchased pursuant to the equity line of credit is effective. During the periods the resale registration statement is effective, the Company may request a draw of up to $1 million of that money, subject to a formula based on average stock prices and average trading volumes, setting the maximum amount of any request for any given draw. The amount of money that Grenville will provide and the number of shares to be issued to Grenville in return for that money is settled twice during a 22 day trading period following the draw down request based on the formula in the stock purchase agreement. Grenville receives a 17.5% discount to the market price of Company common stock during the 22 day period and the Company receives the settled amount of the draw down. In addition, the Company issued a warrant to Grenville to purchase up to 16,366,612 shares of Company common stock at an exercise price of $0.07027. In July 2001 the company issued 500,000 shares related to private placement fees in the amount of $25,000. The fees were for continued funding activities subsequent to the close of the fiscal year 2001.

March 2001 Private Placement

On March 2, 2001, the Company completed a private placement of 3,047,620 shares of its common stock, and warrants to purchase 304,762 shares of common stock to Protius Overseas Limited, Keyway Investments Ltd., and Lionhart Investments Ltd., for an aggregate price of $2,000,000. The warrants are exercisable at a price of $0.9875 per share through March 2, 2006. The Company used the proceeds from the private placement primarily for general corporate purposes.

The Company has agreed to file a registration statement under the Securities Act of 1933, covering the resale of the common shares and the shares of common stock issuable upon exercise of the warrants. The Company has incurred, and continues to incur, certain penalties since the registration statement was not declared effective by May 31, 2001. These penalties may be paid in cash or, at the investors' option, in common stock. In addition, if the Company issues additional shares of common stock prior to the effective date of the registration statement, then antidilution provisions contained in the securities purchase agreement may require the Company to issue additional shares of common stock to the investors so as to prevent dilution of the investors' investment in the Company.

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

June 1999 Private Placement

In June 1999, the Company completed a private placement of 2,132,955 shares of its common stock, and warrants to purchase 693,888 shares of common stock to three institutional investors for an aggregate price of $6,000,000. Each investor purchased one-third of the securities issued in the private placement. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $4.02 through June 2001.

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

Warrants

In June 2001, the Company issued 1,000,000 warrants in conjunction with the 6% convertible debentures totaling $1,000,000. The warrants are exercisable at a price of $0.14 per share through June 2004.

In June 2001, the Company issued 16,366,612 warrants in conjunction with the Equity Line of Credit. The warrants are exercisable at a price of $0.07027 per shares through June 2004.

In May 2001, the Company issued 1,166,667 warrants in conjunction with 10% secured convertible promissory notes totaling $700,000. The warrants are exercisable at a price of $0.30 per share through May 2006.

In March 2001, the Company issued 304,762 warrants at $0.9875 to acquire its common stock in conjunction with its private placement.

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

The following table shows the outstanding warrants for each of the fiscal years ending June 30, 2001, 2000 and 1999 respectively. Each warrant in the table is convertible to one share of the Company's common stock for the indicated price.

Warrants outstanding as of June 30,             2001              2000             1999        Price        Expiration
-----------------------------------             ----              ----             ----        -----        ----------
June 2001 6% convertible debentures           1,000,000               --               --     $ 0.14         Jun. 2004
Equity Line of Credit                        16,366,612               --               --       0.07027      Jun. 2004
May 2001 10% convertible notes                1,166,667               --               --       0.30         May  2006
March 2001 private placement                    304,762               --               --       0.9875       Mar. 2006
June 2000 private placement                     471,822          471,822               --       5.45         Jun. 2002
December 1999 private placement                 571,429          571,429               --       0.9875       Dec. 2003
June 1999 private placement                     693,888          693,888          693,888       0.9875       Dec. 2003
November 1998 private placement                      --          956,655        1,001,109       2.25         Nov. 2000
Series C Warrants                                    --           53,977           53,977       6.435        Nov. 2000
Class A and B second close                           --           24,968          249,383       0.6625       Jul. 2000
Class A and B first close                            --           35,400           35,400       0.6625       Jul. 2000
Class A and B first and second close                 --               --          281,250       0.80         Jul. 2000
Series A warrants                                    --               --           25,274       16.375       Jan. 2000
                                             ----------       ----------       ----------

Total warrants outstanding                   20,575,180        2,808,139        2,340,281
                                             ==========       ==========       ==========

Stock Option Plans

Under the Company's existing stock option plans (the "Plans"), stock options to purchase up to 4,680,842 shares of common stock were originally authorized to be granted to employees, directors, and certain other persons. As of June 30, 2001, 3,434,057 stock options covering shares of common stock were outstanding under the Plans and 1,246,785 shares were available for issuance upon exercise of options, which may be granted in the future under the Plans.

Options under the Plans may either be incentive stock options or non-qualified stock options (except in the case of the Company's non-qualified stock option plan which permits only the issuance of non-qualified stock options). Options under the Plans may be granted for a term not to exceed ten years (five years with respect to incentive stock options granted to any person having 10% or more voting power of the Company) and are not transferable other than by will or the laws of descent and distribution. Incentive stock options may be exercised within 90 days after the optionee's termination of employment (to the extent exercisable prior to such termination), and one year after the optionee's disability. The exercise price of the options under the Plans must be at least equal to the fair market value of the common stock on the date of grant, or 110% of such value for incentive stock options granted to any person having 10% or more of the voting power of the Company. The aggregate fair market value of the common stock for which any employee may be granted incentive stock options that first become exercisable in any one calendar year may not exceed $100,000. Options may be exercised by payment of cash or by tender of shares of common stock (valued at their then current market value). The Compensation Committee of the Board of Directors administers the Plans.

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

On September 12, 2000, the Company's Board of Directors adopted the Stock Option Plan, authorizing the grant of 1,250,000 incentive stock options and non-qualified stock options to employees, directors and certain other persons. On November 11, 2000, the shareholders approved the 2000 Stock option plan authorizing 1,250,000 options for future grants.

On April 21, 1998, the Board of Directors authorized and granted the non-officer employees of the Company, the right to exchange up to 100% of their outstanding options, both vested and unvested, for replacement options at a rate of one replacement option for each option surrendered. These replacement options are exercisable at a price of $1.7813 per share (the fair market value at the date of repricing). A total of 341,604 options were exchanged. Officers, other than the Chief Executive Officer, were authorized and granted the right to exchange up to 100% of their outstanding options; both vested and unvested, for replacement options at a rate of two replacement options for every three options surrendered. These replacement options are exercisable at a price of $1.7813 per share (the fair market value at the date of repricing). A total of 294,750 options were exchanged for 196,499 replacement options. The replacement options vest in two equal installments on October 21, 1998 and April 21, 1999.

A summary of option activity under the Plans for the fiscal years ended June 30, 2001, 2000 and 1999 is as follows:

                                            2001                        2000                        1999
                                            -----------------------     -----------------------     -----------------------
                                                          Weighted                    Weighted                    Weighted
                                                          Average                     Average                     Average
                                                          Exercise                    Exercise                    Exercise
                                            Shares        Price         Shares        Price         Shares        Price
                                            ---------     ---------     ---------     ---------     ---------     ---------
Outstanding at beginning of
year ..................................     2,733,708     $    3.77     1,689,516     $    3.21     1,494,898     $    5.00
Granted ...............................     1,555,748          3.86     2,147,650          3.63     1,292,380          3.50
Exercised .............................       272,142          2.10       565,132          2.28       292,233          2.02
Expired ...............................       583,257          4.88       538,326          2.99       805,529          7.86
                                            ---------     ---------     ---------     ---------     ---------     ---------
Outstanding at year
End ...................................     3,434,057     $    3.75     2,733,708     $    3.77     1,689,516     $    3.21
                                            =========     =========     =========     =========     =========     =========

Options exercisable at year end .......     2,143,142     $    3.47     1,373,145     $    3.51       911,498     $    2.68
Shares available for future
grant .................................     1,246,785            --       697,784            --       574,758            --

The following summarizes information regarding the Company's stock options outstanding at June 30, 2001:

                                      Weighted
                                      Average        Weighted    Number         Weighted
Range of                              Remaining      Average     Exercisable    Average
Exercise             Number           Contractual    Exercise    at June 30,    Exercise
Price                Outstanding      Life Years     Price       2001           Price
------------------   ---------------  ------------   ----------  -----------    -----------
$   .01 - $   1.13          412,046        9.7        $    .62       197,646     $    .14
   1.63 -     2.06          427,070        6.7            1.70       364,568         1.71
   2.50 -     2.94          150,650        8.5            2.69       126,900         2.63
   3.37 -     3.97          694,000        8.0            3.61       647,666         3.59
   4.13       8.88        1,735,291        8.8            5.08       791,362         4.95
  13.00 -    14.50           15,000        4.5           14.00        15,000        14.00
--------  ---------  ---------------   -----------   ----------  ------------   -----------
$  1.63 - $  14.50        3,434,057        8.5        $   3.75     2,143,142     $   3.47
========  =========  ===============   ===========   ==========  ============   ===========

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option and stock purchase plans. Had compensation cost been recognized consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to pro forma amounts indicated below for the years ended June 30, 2001, 2000 and 1999

                                                  2001               2000                1999
                                            --------------     --------------       --------------
Net loss applicable to
common stock                As Reported     $  (15,932,893)    $   (9,053,356)      $  (12,433,783)
                            Pro Forma          (16,726,194)       (11,699,109)         (13,415,803)

Net diluted loss per share  As Reported     $        (0.57)    $        (0.41)      $        (0.77)
                            Pro Forma                (0.60)             (0.53)               (0.83)

The per share weighted average value of stock options issued by the Company during fiscal 2001, 2000 and 1999 was $4.34 , $5.81 and $2.80 respectively, on the date of grant using the Black-Scholes option-pricing model. The Company used the following weighted-average assumptions to determine the fair value of stock options granted for the fiscal years ended June 30, 2001, 2000 and 1999:

                                     Stock                                          Employee Stock
                                     Option Plans                                   Purchase Plan

                                        2001           2000            1999           2001           2000          1999
                                     ---------------------------------------        ------------------------------------
Dividend yield                           0.0%           0.0%            0.0%           0.0%           0.0%          0.0%
Expected volatility                    208.7%         137.3%          142.0%          92.3%          92.3%         92.3%
Risk-free rate of return                4.67%          5.23%            4.7%          4.67%          5.23%          4.7%
Average expected option life
                                       3.6yrs         3.6yrs         3.6yrs          0.5yrs         0.5yrs        0.5yrs

Consultant and Advisor Stock Plan

In April of 1999, the Company established a Consultant and Advisor Stock Plan (the "Consultant and Advisor Stock Plan") for the purpose of providing incentives to and compensating consultants and advisors for their contributions to the Company. In June 2001 the Company amended the plan by increasing the number of shares issuable under the plan from 500,000 to 1,000,000 shares of the Company's Common Stock.

Under the Consultant and Advisor Stock Plan, the Company may issue up to an aggregate of 1,000,000 shares of Common Stock to consultants and advisors whom are natural persons providing bona fide services to the Company. Shares may not be issued under the Consultant and Advisor Stock Plan to directors or officers of the Company, or for services rendered in promoting or maintaining a market in the Company's securities.

The Company recognizes as expense the market value of shares on the day of issuance for such consulting services as the recipients generally sold the shares upon issuance. For the years ended June 30, 2000 and 1999, the Company issued approximately 190,000 and 100,000 shares of common stock with a value of approximately $520,000 and $428,000 respectively. The company did not issue any other shares in conjunction with this plan for the year ending June 30, 2001.

11) Commitments

The Company's facilities consisted of three buildings of approximately 21,000, 29,000 and 10,000 square feet, which are subject to ten, seven and five year operating leases, respectively. The total net rent expense charged to operations was approximately $290,000, $282,000, and $286,000, in fiscal 2001, 2000, and
1999 respectively.

 In September 2000, the company sublet 29,000 square feet of its San Antonio, Texas facilities to Teftec, Inc. a nonaffiliated company with the approval of Crow Holdings Company, the company's landlord. In fiscal 2001, the company received $125,000 in rents from Teftec resulting in net rent expense of $290,000 for fiscal 2001, for all leased facilities.

The following is a schedule of future minimum lease payments under non-cancelable operating leases as of June 30, for each fiscal year shown below:

                                             Operating
          Fiscal year ending June 30,         Leases
          --------------------------------------------
           2002........................    $   387,000
           2003........................        347,000
           2004........................        229,000
           2005........................        229,000
           Thereafter..................        148,000
                                           -----------
                                           $ 1,340,000
                                           ===========

During fiscal year 2001, the company entered into three capital leases for capital equipment. A summary is presented below for all capital leases including provisions for interest. Each lease may be bought out at the end of its term for $1.00

                                                               Capital
          Fiscal year ending June 30,                          Leases
          -------------------------------------------------------------
           2002..........................................   $  141,000
           2003..........................................       42,000
           2004..........................................       21,000
                                                            ----------
           Total future payments for capital leased            204,000
           Less interest under capital lease obligations       (32,000)
                                                            ----------
           Net present value of capital leases              $  172,000
                                                            ==========

Each leased asset is depreciated over the life of the lease. The maximum lease term is 36 months. Prior to June 30, 2001 the Company recorded asset impairment for these leases since completing the original lease obligation will be dependent upon additional cash being generated by the Company. The company is also responsible for all property taxes that may be assessed from time to time per the agreement.

12) Related Party Transactions

Certain outside directors also receive consulting fees for services rendered from time to time to the Company. In fiscal 1999, no such person received in excess of $60,000 for such services. In fiscal 2001 and fiscal 2000, First Capital Group of Texas II, L.P., an investment firm managed by Jeffery P. Blanchard, the Company's Chairman of the Board, respectively received $74,000 and $71,000 in consulting fees. In February 2001, the Company received a 30 day loan from First Capital Group of Texas II, L.P in the amount of $150,000 which the Company repaid in March including a nominal amount of interest. In May 2001 First Capital Group of Texas II, L.P., as part of the Company's May private placement, invested $350,000 in the form of a convertible promissory note (see
Note 9.)

In July 1998, and January 1999, the Company completed the first and second closings respectively, of a Private Placement (see Note 9 ) involving, among other things, the sale of its Series E and F Preferred Stock and related Common Stock Purchase Warrants to First Capital Group of Texas II, L.P., an investment firm managed by Jeffery P. Blanchard, the Company's Chairman of the Board, at an aggregate amount of $750,000 for each closing.

In fiscal 2000, two officers resigned their positions with the Company. The total severance and retirement package was approximately $480,000 and was recorded as an expense in fiscal 2000.

13) Employee Benefit Plans

Effective March 1, 1992, the Company adopted the DATA RACE, Inc. 401(k) Plan under section 401(k) of the Internal Revenue Code of 1986, as amended. Under the Plan, substantially all employees eligible to participate may elect to contribute up to the lesser of 15% of their salary or the maximum allowed under the Code. All full time employees with at least one year of continuous service and who have completed 1,000 work hours are eligible for the Plan. The Company may elect to make contributions to the Plan at the discretion of the Board of Directors. The Company made contributions of approximately $76,000 in fiscal 2001, $65,000 in fiscal 2000, and $68,000 in fiscal 1999. Subsequent to the close of its fiscal year on June 30, 2001, the Company terminated its 401k plan through board of director resolution on July 13, 2001. For the quarter ending June 30, 2001, the company opted not to match employee contributions.

In December 1993, the Company adopted the DATA RACE, Inc. Employee Stock Purchase Plan ("ESPP") pursuant to which eligible employees may purchase up to an aggregate of 200,000 shares of the Company's common stock at 85% of the fair market value of the common stock through payroll deductions. In 1997, the ESPP was amended to offer two consecutive six-month plan periods, beginning February 1 and August 1, respectively. Of the 200,000 shares available in this Plan, approximately 194,000 shares have been purchased as of June 30, 2001

14) Legal Matters

In May 2001, the Company, two of it's executive officers and one of it's significant shareholders were sued in the United States District Court for the Northern District of Illinois, Eastern Division, by Robert Plotkin, a Chicago-based attorney, and several of Mr. Plotkin's relatives and family trusts, who are all shareholders of the Company. The complaint alleges that the plaintiffs were induced to purchase shares of the Company's common stock based upon alleged misrepresentations and omissions of material fact. Discovery has not yet commenced, but management and legal counsel believe the lawsuit is without merit and intends to vigorously defend the Company against these allegations.

The Company is not aware of any other legal matters .

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 20, 2000, KPMG, the Company's auditors who performed audit work on the Company's financial statements for the fiscal years ending June 30, 2000 and June 30, 1999 contained herein, resigned. The resignation was the result of an initial dispute concerning revenue recognition for the quarter ending September 30, 2000. In filing the Company's 10-Q for the quarter ending September 30, 2000, the Company resolved the dispute by reporting revenue as recommended by KPMG.

Deloitte & Touche LLP was previously the principal accountants for the Company for the period from January 10, 2001 through October 4, 2001. Deloitte & Touche LLP had issued no reports with respect to the Company during this period. On October 4, 2001, Deloitte & Touche LLP resigned.

During the Company's interim quarterly periods ended December 31, 2000 and March 31, 2001, there were no disagreements between the Company and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their review to the subject matter of the disagreement.

On October 12, 2001, the Company appointed and engaged Lazar Levine & Felix LLP ("Lazar") as the Company's principal independent public accountant. The Company has not directly or indirectly during its two most recent fiscal years or during the subsequent interim period prior to appointing Lazar consulted Lazar regarding (a) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (b) any matter that was either the subject of a disagreement with the Company's prior principal independent auditors KPMG, LLP, or Deloitte & Touche LLP, or a reportable event.

All changes in accountants where approved by the Company's Board of Directors.

The Company has no disputes resolved or unresolved with its current or previous auditors.

                                    PART III*

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the current directors and executive officers of the Company:

              Name                         Age             Position with Company
              ----                         ---             ---------------------
James G. Scogin........................    40     Acting President, Chief Financial Officer,
                                                  Secretary and Treasurer
Michael A. McDonnell...................    46     President, Chief Executive Officer and
                                                  Director
Jeffrey C. Kissell.....................    46     Senior Vice President of Product and Business
                                                  Development
Bradley Frohman........................    40     Vice President of Engineering
Jeffrey P. Blanchard...................    48     Chairman of the Board of Directors
General Harold "Buck" Adams............           Director
Thomas Bishop..........................    47     Director
George R. Grumbles.....................    67     Director
Matthew A. Kenny.......................    68     Director
Byron Smith............................    46     Director

Michael A. McDonnell had served as President, Chief Executive Officer and Director since April 2000 and as Chief Operating Officer since joining the Company in November 1999. Prior to joining the Company, Mr. McDonnell served as a vice president and general manager of GTE Communications Corporation ("GTE") for three years. While employed by GTE, Mr. McDonnell was a member of a business unit development team instrumental in creating a billion-dollar division focused on the delivery of integrated communication services available across GTE's strategic business units. From 1993 to 1996 Mr. McDonnell was a national director with NEC America, were he assisted in the creation and launch of NEC's Computer Telephony Integration initiative, along with growing the Video Sales unit, and Data Communications group. He holds a BA degree from San Diego State University. Mr. McDonnell resigned from the Company and his Board position in July 2001.

James G. Scogin has served as Acting President and Chief Financial Officer since July 2001 and Senior Vice President-Finance, Chief Financial Officer, Secretary and Treasurer since January 2000. The Company has employed Mr. Scogin since 1997 when he joined the Company as Controller. Prior to joining the Company, Mr. Scogin was Vice President-Controller, Treasurer, Secretary and Chief Accounting Officer of 50-OFF Stores, Inc. in San Antonio, Texas from 1992 to 1997. He holds a BBA from Baylor University and is a CPA.

Jeffrey C. Kissell joined the Company as Senior Vice President, Product and Business Development in July 2000. Prior to joining the Company, Mr. Kissell served as Vice President of National Marketing for GTE Service Corporation ("GTES"). Mr. Kissell held various senior management positions with GTES during his 22-year career there. Mr. Kissell's responsibilities included the development of marketing programs, product design, pricing and distribution for GTES's domestic operations. He holds a BA degree from St. Francis College, a MBA from Indiana University and is a CPA. Mr. Kissell resigned from the Company in June 2001.

Bradley L. Frohman joined the Company as Vice President of Engineering in July 2000. Prior to joining the Company, Mr. Frohman served as director of advanced wireless infrastructure products for Motorola, Inc. ("Motorola"). Mr. Frohman's responsibilities at Motorola during his 10-year career were exploring and delivering prototypes for cellular VoIP, distributed processing environments and multi-RF technologies on IP networks. He holds a BS degree in computer science and mathematical science from Vanderbilt University and a MS degree in computer science from Johns Hopkins University. Mr. Frohman resigned from the Company in July 2001.

Jeffrey P. Blanchard has served as a Director of the Company since August 1985 and as Chairman of the Board of Directors since October 1996. Mr. Blanchard has been the Managing Director of First Capital Group of Texas, Ltd., since January 1984. Since September 1995, Mr. Blanchard has been the Managing Director of First Capital Group of Texas II, L.P., an investment firm which provides private equity to middle-market companies throughout the Southwest United States. From January 1989 to December 1994, Mr. Blanchard served as Vice President and Investment Manager of Victoria Capital Corporation, a venture capital investment company.

General Harold "Buck" Adams was appointed to the Board of Directors in February 2001. General Adams is a retired Brigadier General of the Air Force.

Thomas Bishop was appointed to the Board of Directors in January 2000. Mr. Bishop is the Chief Executive Officer of Compu-Care Management Systems, Inc., an Internet-based application service provider. Prior to joining Compu-Care, Mr. Bishop served as Vice President of Development and Chief Technology Officer for Tivoli Systems.

Matthew A. Kenny was elected to the Board of Directors in February 1995. From 1984 until 1989, Mr. Kenny was President and CEO of RACAL-MILGO. Mr. Kenny joined MILGO in 1968. From 1989 to 1993, Mr. Kenny was Chairman of the Board and CEO of Physical Health Devices, Inc. From 1989 to the present, he has been a managing partner in Venture Solutions, and since 1994 he has been President and CEO of Core Technology Development, Inc., Fort Lauderdale, Florida.

George R. Grumbles was appointed to the Board of Directors in February 1995. From 1985 until his retirement in 1993, Mr. Grumbles served as a Vice President of Motorola and the President and CEO of Universal Data Systems, which he joined in 1972.

Byron Smith was appointed to the Board of Directors in January 2000. Mr. Smith was the Executive Vice President, Consumer Broadband Services and Chief Marketing Officer at Excite@Home. Mr. Smith oversaw the @Home Service, media sales, engineering and operations, Excite Studios, @Home Solutions, affiliate marketing with cable partner, Customer Care, and all marketing for Excite@Home.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The Summary Compensation Table shows certain compensation information for the fiscal years ended June 30, 2001, 2000 and 1999, for the Chief Executive Officer and of the three most highly compensated executive officers (hereinafter referred to as the "named executive officers").

                                                 Summary Compensation Table

                                                  Annual Compensation                   Long-Term
                                                  -------------------                 Compensation
                                                                                         Awards
                                                                                         ------
                                                                                        Securities        All Other
                                                       Base Salary                      Underlying      Compensation
                                            Year           ($)           Bonus ($)      Options (#)          ($)
                                            ----           ---           ---------      -----------     ------------
Michael A. McDonnell...................     2001        $330,000(2)       $37,337         184,536         $5,250(1)
President and CEO                           2000         207,019(3)            --         250,000


Jeffery Kissell........................     2001         116,875(4)        13,184          70,405            --
Senior Vice President of Product and
Business Development

Bradley Frohman........................     2001         134,262(5)        11,984          55,959         2,102(1)
Vice President of Engineering

James G. Scogin........................     2001         132,500           11,583          67,928        27,414(7)
Senior Vice President, Chief Operating      2000         103,030               --         145,000         3,017(1)
and Financial Officer, Secretary and        1999          80,500               --          15,000         1,946(1)
Treasurer

----------
(1) Represents contributions made by the Company under the Company's 401(k) plan.

(2)  Mr. McDonnell resigned from the Company in July 2001.

(3) Represents compensation from commencement of employment on November 23, 1999.

(4) Represents compensation from commencement of employment on July 17, 2000 until his resignation from the Company on June 14, 2001.

(5) Represents compensation from commencement of employment on July 3, 2000 until his resignation from the Company in July 2001.

(6) Represents a $25,000 relocation payment and $2,414 in contributions made by the Company under the Company's 401(k) plan.

Perquisites and other personal benefits did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for any named executive officer.

Director Compensation

Outside directors each receive compensation of $1,000 for each Board of Directors meeting attended. Outside directors are eligible to receive options under the Company's stock option plans and are automatically granted options under the Company's 1999 stock option plan. Outside directors are reimbursed for their out-of-pocket expenses involved in connection with their services as directors. Certain outside directors also receive consulting fees for services rendered from time to time to the Company. In fiscal 2001, no such person received in excess of $60,000 for such services, except for First Capital Group of Texas Ltd., of which Mr. Blanchard is the Managing Director, received approximately $74,000 for consulting services.

Employment Agreements

The Company does not have written employee agreements with the officers of the Company. The officers of the Company are employed on an "at will basis".

Consultant and Advisor Stock Plan

In April 1999, the Company established a Consultant and Advisor Stock Plan for the purpose of providing incentives to and compensating consultants and advisors for their contributions to the Company. In June 2001 the Company amended the plan by increasing the number of shares issuable under the plan from 500,000 to 1,000,000 shares of the Company's Common Stock.

Under the Consultant and Advisor Stock Plan, the Company may issue up to an aggregate of 1,000,000 shares of Common Stock to consultants and advisors who are natural persons providing bona fide services to the Company. Shares may not be issued under the Consultant and Advisor Stock Plan to directors or officers of the Company, or for services rendered in promoting or maintaining a market in the Company's securities. The number and type of shares issuable under the Consultant and Advisor Stock Plan are subject to appropriate adjustment for stock splits, stock dividends, mergers, reorganizations and other similar capital changes. The Consultant and Advisor Stock Plan is administered by the Company's Compensation Committee (or the full Board of Directors), which has the exclusive power to construe and prescribe rules under the plan. The Board of Directors may at any time modify, amend or terminate the Consultant and Advisor Stock Plan. As of December 1, 2001, approximately 790,000, shares of common stock had been issued under the Consultant and Advisor Stock Plan.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan structured to qualify under
Section 423 of the Internal Revenue Code of 1986. Under the Employee Stock Purchase Plan, all full-time employees of the Company possessing less than 5% of the voting power of the Company may elect to participate in the Purchase Plan through a payroll deduction program. Under the Employee Stock Purchase Plan, options to purchase up to 200,000 shares of Company common stock may be granted to participants. In June 2001, this plan was terminated and no additional shares were issued since February 1, 2001. As of December 1, 2001, approximately 194,000 shares of common stock had been issued under the Employee Stock Purchase Plan.

The Compensation Committee, which administers the Employee Stock Purchase Plan, establishes offering periods for the Employee Stock Purchase Plan, which may last up to 24 months. Prior to each offering period, participants may authorize payroll deductions of up to 20% of their annual compensation. At the beginning of the offering period, participants are granted an option to purchase the number of shares of common stock that may be purchased with the total amount of the participant's payroll deductions taken over the offering period at an exercise price equal to the lesser of 85% of the fair market value of the common stock on the first day of the offering period or the last day of the offering period. Unless the participant has withdrawn from participation, the participant's option will be exercised automatically on the last day of the offering period.

A participant may withdraw from the Purchase Plan at any time during an offering period. If a participant's employment with the Company terminates for any reason other than death, disability, or retirement, his or her option to purchase common stock under the Purchase Plan will immediately terminate, and the amount of such participant's payroll deductions will be paid to him or her in cash. If a participant's employment with the Company terminates due to death, disability, or retirement, such participant (or his or her legal representative) will have the right to continue participation in the Purchase Plan with respect to the offering period. No option granted under the Purchase Plan may be transferred except by will or the laws of descent and distribution.

1997 Nonqualified Employee Stock Option Plan

     Permit NASD grants to non-officer employees and to officers as an inducement to employment.

Stock Option Plans

Under the Company's existing stock option plans, as of December 1, 2001, stock options covering an aggregate of 1,439,270, shares of Common Stock were outstanding with a weighted average exercise price of $3.67 per share, and an aggregate of 3,241,572 shares of Common Stock were available for issuance upon exercise of options that may be granted in the future.

Options under the option plans may either be incentive stock options or non-qualified stock options. Options under the option plans may be granted for a term not to exceed ten years (five years with respect to incentive stock options granted to any person having 10% or more voting power of the Company) and are not transferable other than by will or the laws of descent and distribution. The exercise price of the options under the plans must be at least equal to the fair market value of the Common Stock on the date of grant, or 110% of such value for incentive stock options granted to any person having 10% or more of the voting power of the Company.

The aggregate fair market value of the Common Stock for which any employee may be granted incentive stock options, which first become exercisable in any one calendar year may not exceed $100,000. Options may be exercised by payment of cash or by tender of shares of common stock (valued at their then current market value). In the event of a change of control, all unvested options vest and become exercisable. The Compensation Committee of the Board of Directors administers the Plans, except that the full Board administers the stock option grants to members of the Compensation Committee.

Stock Option Grant Table

     The following table sets forth certain information concerning options granted to the named executive officers during the Company's fiscal year ended June 30, 2001:

                                       Option Grants in Last Fiscal Year

                                                     Percent of                                      Potential Realizable Value
                                    Number of      Total Options                                     at Assumed Annual Rates of
                                     Shares          Granted to       Exercise or                     Stock Price Appreciation
                                   Underlying       Employees in      Base Price      Expiration         for Option Term(1)
          Name                   Options Granted    Fiscal Year         ($/Sh)           Date           5%($)         10%($)
          ----                   ---------------    -----------         ------           ----           -----         ------
Michael A. McDonnell..........     125,000(2)          8.03%            $5.09         10/02/2010       400,838      1,011,638
                                    59,536(3)          3.83%             0.01         01/02/2011           375            947

Jeffery C. Kissell............      50,000(2)          3.21%             5.09         10/02/2010       160,500        404,500
                                    20,405(3)          1.31%             0.01         01/02/2011           129            324

Bradley Frohman...............      37,500(2)          2.8%              5.09         10/02/2010       120,375        303,491
                                    33,062(2)          2.13%             7.38         10/02/2010       153,718        387,956
                                    18,459(3)          1.19%             0.01        01/02/20111           120            293

James G. Scogin...............      50,000(2)          3.21%             5.09         10/02/2010       160,500        404,500
                                    17,928(3)          1.5%              0.01         01/02/2011           113            285

-------------
(1) As required by rules of the SEC, potential values stated are based on the assumption that the Company's Common Stock will appreciate in value from the date of the grant to the end of the option term (ten years from the date of grant) at annualized rates of 5% and 10% (total appreciation of approximately 63% and 159%), respectively, and therefore are not intended to forecast possible future appreciation, if any, in the price of the Common Stock. The exercise price of each option equals the fair market value of the Common Stock on the grant date.

(2) Options vest 10% on October 2, 2000, 40% on October 2, 2001 and remaining 50% in twelve monthly installments starting November 1, 2001 to October 1, 2002.

(3)  Options vested 100% on January 2, 2001.

Stock Option Exercises and Holdings Table

The following table shows stock options exercised by the named executive officers during the fiscal year ended June 30, 2001, including the aggregate value of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and non-exercisable stock options as of June 30, 2001. Also reported are the values of "in-the-money", "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the market price of the Common Stock price as of June 30, 2001.

                                  Aggregated Option Exercises in Last Fiscal Year and

                                              Fiscal Year End Option Value

                                                                         Number of Unexercised             Value of Unexercised
                                     Shares                                Options at Fiscal              In-the-Money Options at
                                  Acquired on      Value Realized             Year-End (#)                  Fiscal Year-End ($)
         Name                     Exercise (#)          ($)             Exercisable/Unexercisable      Exercisable/Unexercisable(1)
         ----                     ------------          ---             -------------------------      ----------------------------
Michael A. McDonnell.......            --                --                  184,536/450,000                     5,358/0

Jeffery C. Kissell.........            --                --                   70,405/100,000                      1841/0

Bradley Frohman............            --                --                    89,021/75,000                      1661/0

James G. Scogin............            --                --                   67,928/171,500                      1614/0

------------
(1) Values stated are based on the last sale price of $.10per share of the Company's common stock on June 30, 2001 the last trading day of the fiscal year, and equal the aggregate amount by which the market value of the option shares exceeds the exercise price of such options at the end of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of Common Stock as of December 1, 2001 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each director and director nominee; (iii) each named executive officer and (iv) all executive officers, directors and nominees as a group. Unless otherwise noted, each shareholder listed below has sole voting and investment power with respect to the shares beneficially owned. Options included in the following table represent options currently exercisable or exercisable within 60 days of December 1, 2001.

                                                     Number           Percent of
                Name                               of Shares            Class
                ----                               ---------            -----
Michael A. McDonnell .........................        3,000               *
Jeffrey P. Blanchard..........................    1,377,325(1)          3.89%
General Harold "Buck" Adams...................            0               *
Tom Bishop....................................       80,000(2)            *
George R. Grumbles............................      133,125(3)            *
Matthew A. Kenny..............................      133,125(4)            *
Byron Smith ..................................       80,000(5)            *
James G. Scogin ..............................      190,858(6)            *
Jeffrey Kissell ..............................        3,000               *
Bradley Frohman ..............................        1,500               *
All Directors and Executive Officers as
  a Group (10 persons)........................    1,994,433(7)          5.53%
Cranshire Capital L.P. (8)....................    3,618,453(9)           9.7%
(10) Alpha Capital A.G........................    3,262,257(11)          9.9%
(12) Stonestreet L. P.........................    2,995,616(13)          9.9%

*    Indicates less than 1%.

(1) Includes 49,375 shares subject to options held by Mr. Blanchard and approximately 1,275,000 shares held by First Capital Group of Texas II, L.P., an investment fund managed by Mr. Blanchard. Excludes 4,666,666 shares that are issuable upon conversion of a secured convertible promissory note; and 583,333 shares of common stock issuable upon the exercise of a warrant. First capital agree not to convert any portion of its note or exercise any portion of its warrant unless and until our shareholders approve the increase of the number of shares of common stock which we are authorized to issue to 130,000,000 shares.

(2)  Includes 80,000 shares subject to options held by Mr. Bishop.

(3)  Includes 133,125 shares subject to options held by Mr. Grumbles.

(4)  Includes 133,125 shares subject to options held by Mr. Kenny.

(5)  Includes 80,000 shares subject to options held by Mr. Smith.

(6)  189,511 shares subject to options held by Mr. Scogin.

(7)  Includes 665,136 shares subject to options held by such persons.

(8) Information with respect to the beneficial ownership of such shareholder and certain affiliated persons was derived from Schedule 13G filed , 2001 by Cranshire Capital L.P., EURAM CAP STRAT. "A" FUND LIMITED, Downsview Capital, Inc., JMJ Capital, Inc. and Mitchell P. Kopin. The address of such shareholders is 666 Dundee Road, Suite 1901, Northbrook, IL 60062.

(9) Includes 1,713,690 shares of common stock obligated to be issued by the Company that have not been issued as of December 10, 2001, and excludes warrants to purchase 2,921,749 shares of common stock due to exercise limitations and restrictions.

(10) Information with respect to the beneficial ownership of such shareholder and certain affiliated individuals was derived from Schedule 13G filed on July 12, 2001 by Alpha. The address of such shareholder is Lettstrasse 32, Furstentum 9490, Vaduz, Liechtenstein.

(11) Includes shares of common stock, shares of common stock underlying the 6% convertible debentures and shares of common stock underlying warrants. Both the 6% convertible debentures and the warrants preclude the shareholder from converting or exercising into a number of shares of common stock to the extent the shareholder's beneficial ownership at any time exceeds 9.9% of the then issued and outstanding shares of common stock.

(12) Information with respect to the beneficial ownership of such shareholder and certain affiliated individuals was derived from Schedule 13G/A filed on August 29, 2001 by Stonestreet. The address of such shareholder is 260 Town Centre Blvd., Suite 201, Markham, ON L3R 8h8 Canada.

(13) Includes shares of common stock, shares of common stock underlying the 6% convertible debentures and shares of common stock underlying warrants. Both the 6% convertible debentures and the warrants preclude the shareholder from converting or exercising into a number of shares of common stock to the extent the shareholder's beneficial ownership at any time exceeds 9.9% of the then issued and outstanding shares of common sto

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain outside directors also receive consulting fees for services rendered from time to time to the Company. In fiscal 1999, no such person received in excess of $60,000 for such services. In fiscal 2001 and fiscal 2000, First Capital Group of Texas II, L.P., an investment firm managed by Jeffery P. Blanchard, the Company's Chairman of the Board, respectively received $74,000 and $71,000 in consulting fees. In February 2001, the Company received a 30 day loan from First Capital Group of Texas II, L.P. in the amount of $150,000 which the Company repaid in March including a nominal amount of interest. In May 2001 First Capital Group of Texas II, L.P., as part of the Company's May 2001 private placement, invested approximately $350,000 in the form of a convertible promissory note (see Note 9 to the financial statements.)

In July 1998, and January 1999, the Company completed the first and second closings respectively, of a Private Placement (see Note10 to the financial statements) involving, among other things, the sale of its Series E and F Preferred Stock and related Common Stock Purchase Warrants to First Capital Group of Texas II, L.P., an investment firm managed by Jeffery P. Blanchard, the Company's Chairman of the Board, at an aggregate amount of $750,000 for each closing.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  Financial Statements

            Independent Auditors' Reports

            Balance Sheets as of June 30, 2001 and 2000

            Statements of Operations for the fiscal years ended June 30, 2001, 2000, and 1999

            Statements of Shareholders' Equity for the fiscal years ended June 30, 2001, 2000, and 1999

            Statements of Cash Flows for the fiscal years ended June 30, 2001, 2000, and 1999

            Notes to Financial Statements

    2.  Financial Statement Schedules

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

      4.1   Specimen Common Stock Certificate. (a)


      10.1  *401(k) Profit Sharing Plan, effective March 1, 1992. (a)

      10.2 Form of Indemnification Agreement between the Company and each director. (c)

      10.3 *Amended and Restated Employee Stock Purchase Plan adopted in February 1996. (e)

      10.4  *1994 Stock Option Plan. (d)

      10.5  *1995 Stock Option Plan. (e)

      10.6  *1997 Stock Option Plan. (g)

      10.7  *1998 Stock Option Plan. (h)

      10.8  *1999 Stock Option Plan (i)

      10.9  *2000 Stock Option Plan (j)

      10.10 Securities Purchase Agreement dated June 25, 1999, by and among DATA RACE, Inc. and Cranshire Capital, L.P., Keyway Investments Ltd., and Lionhart Investments Ltd., as the Investors. (k)

      10.11 Registration Rights Agreement dated June 25, 1999, by and among DATA RACE, Inc. and Cranshire Capital, L.P., Keyway Investments Ltd., and Lionhart Investments Ltd., as the Investors. (k)

      10.12 Warrant Agreements dated June 25, 1999, issued to Cranshire Capital, L.P., Keyway Investments Ltd., and Lionhart Investments Ltd. (k)

      10.13 Securities Purchase Agreement, dated December 10, 1999, between the Company, Cranshire Capital, L.P., Keyway Investments Ltd., and Lionhart Investments Ltd. (l)

      10.14 Registration Rights Agreement, dated December 10, 1999, between the Company, Cranshire Capital, L.P., Keyway Investments Ltd., and Lionhart Investments Ltd. (l)

      10.15 Warrant Agreement dated December 10, 1999 issued to Cranshire Capital, L.P., Keyway Investments Ltd., and Lionhart Investments Ltd. (l)

      10.16 Securities Purchase Agreement dated June 12, 2000, between the Company, Cranshire Capital, L.P., Keyway Investments Ltd., Lionhart Investments Ltd., EURAM Cap Strat. "A" Fund Limited, ICN Capital Ltd., and G-Bar Limited Partnership (m)

      10.17 Registration Rights Agreement dated June 12, 2000, between the Company, Cranshire Capital, L.P., Keyway Investments Ltd., Lionhart Investments Ltd., EURAM Cap Strat. "A" Fund Limited, ICN Capital Ltd., and G-Bar Limited Partnership (m)

      10.18 Warrant Agreement, dated June 12, 2000, between the Company, Cranshire Capital, L.P., Keyway Investments Ltd., Lionhart Investments Ltd., EURAM Cap Strat. "A" Fund Limited, ICN Capital Ltd., and G-Bar Limited Partnership (m)

      10.19 Securities Purchase Agreement dated March 2, 2001, between the Company, Protius Overseas Limited, Keyway Investments Ltd., and Lionhart Investments Ltd (n)

      10.20 Registration Rights Agreement dated March 2, 2001, between the Company, Protius Overseas Limited, Keyway Investments Ltd., and Lionhart Investments Ltd (n)

      10.21 Warrant Agreement, dated March 2, 2001, between the Company, Protius Overseas Limited, Keyway Investments Ltd., and Lionhart Investments Ltd. (n)

      10.22 Consultant and Advisor Stock Plan (l)

      10.23 *Description of Transaction Bonus Plan (l)

      16    Change in certifying accountant (p)

      23.1  Consent of KPMG LLP (q)

      23.2  Consent of Lazar, Levine & Felix, LLP (q)

      24 Powers of Attorney to sign amendments to this report. Reference is made to the signature page of this report.

-------------
(a) Filed as an exhibit to Form S-1 Registration Statement No. 33-51170, effective October 7, 1992.

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

(d) Filed as an exhibit to Form 10-K Annual Report for fiscal year ended June 30, 1995.

(e) Filed as an exhibit to Form 10-K Annual Report for fiscal year ended June 30, 1996.

(f) Filed as an exhibit to Form 10-K Annual Report for fiscal year ended June 30, 1997.

(g) Incorporated by reference to appendix A of the Company's Definitive Proxy Statement dated December 12, 1997.

(h) Incorporated by reference to appendix A of the Company's Definitive Proxy Statement dated October 14, 1998.

(i) Incorporated by reference to appendix A of the Company's Definitive Proxy Statement dated October 12, 1999.

(j) Incorporated by reference to appendix A of the Company's Definitive Proxy Statement dated September 20, 2000.

(k)  Filed as an exhibit to Form 8-K filed on June 25, 1999.

(l)  Filed as an exhibit to Form 8-K filed on December 17, 1999.

(m)  Filed as an exhibit to Form 8-K filed on June 21, 2000.

(n)  Filed as an exhibit to Form 8-K on March 7, 2001.

(o)  Filed as an exhibit to Form 8-K on December 4, 2001 .

(p)  Filed as an exhibit on Form 8-K on November 20, 2000.

(q) Filed herewith.

*   Management contract or compensatory plan, contract or arrangement

(b) Reports on Form 8-K

       A report on Form 8-K was filed on July 24, 2001 to report the completion of a private placement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                    DATA RACE, INC., DBA IP AXESS


                                    By: /s/ JAMES G. SCOGIN
                                        ---------------------------------------
                                        James G. Scogin
                                        President, Chief Financial Officer and
                                        Principal Accounting Officer

                                        Date:  December 12, 2001

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

Name                              Title                         Date
----                              -----                         ----

/s/ JAMES G. SCOGIN               President, Chief Financial   December 12, 2001
------------------------------    Officer and Principal
James G. Scogin                   Accounting Officer


/s/ JEFFREY P. BLANCHARD          Chairman of the Board of     December 12, 2001
------------------------------    Directors
Jeffrey P. Blanchard


/s/ THOMAS BISHOP                 Director                     December 12, 2001
------------------------------
Thomas Bishop


/s/ GEORGE R. GRUMBLES            Director                     December 12, 2001
------------------------------
George R. Grumbles


/s/ MATTHEW A. KENNY              Director                     December 12, 2001
------------------------------
Matthew A. Kenny


/s/ BYRON SMITH                   Director                     December 12, 2001
------------------------------
Byron Smith


/s/ GENERAL HAROLD "BUCK" ADAM    Director                     December 12, 2001
------------------------------
General Harold "Buck" Adams