Form 10-K/A
period 2001-06-30
DATA RACE INC
filed 2002-02-15
CIK 890924

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-K
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

           Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, no par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [_] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On February 8, 2002, the aggregate market price of the voting stock held by non-affiliates of the Company was approximately $1,770,000 (For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates.)

On January 31, 2002, there were 35,373,477 outstanding shares of Common Stock, no par value.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                                 DATA RACE, Inc.
                               INDEX TO FORM 10-K

                                                                            Page
                                                                          Number
PART I.

Item 1.    Business............................................................3

Item 2.    Properties.........................................................18

Item 3.    Legal Proceedings..................................................19

Item 4.    Submission of Matters to a Vote of Security Holders................19

PART II.

Item 5.    Market for Registrant's Common Stock and Related
               Stockholder Matters............................................19

Item 6.    Selected Financial Data............................................21

Item 7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................22

Item 7A.   Disclosures about Market Risk......................................28

Item 8.    Financial Statements and Supplementary Data .......................29

Item 9.    Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure...........................53

PART III.

Item 10.  Directors and Executive Officers of the Registrant..................54

Item 11.  Executive Compensation..............................................56

Item 12.  Security Ownership of Certain Beneficial Owners and Management......59

Item 13.  Certain Relationships and Related Transactions......................60

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....61

                                     PART I.

ITEM 1. BUSINESS

     DATA RACE, Inc. ("Data Race", "we" or the "Company"), currently doing business as IP AXESS, designs, manufactures, and markets a line of innovative communications products to meet the needs of remote workers. The Company's lead product, the VocalWare(TM) IP remote access system, provides virtual presence to the corporate environment by allowing a remote worker to connect to the corporate office over a normal dial-up telephone line or a number of broadband access mediums such as digital subscriber lines (DSL), cable modems, integrated services digital networks (ISDN), asynchronous transfer modes (ATM) and frame relay, and simultaneously have full access to the corporate data network, the office phone extension, and the office fax system.

     Historically, the Company's revenue has come from custom modem and network multiplexer products. The Company's modem business comprised the design and manufacture of special custom modems on an original equipment manufacturer's
(OEM) basis for the manufacturers of notebook computers. Today's notebook computers generally do not use such custom modems. The market for the Company's network multiplexer products has been in a state of steady decline. These units, deemed counterproductive to the future of the Company, have been either sold or discontinued. To develop a more reliable revenue base and a return to profitability, the Company is depending on the success of the VocalWare IP product line.

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

Mobile Professional

     The Company's VocalWare IP product line seeks to address the needs of so-called "mobile professionals," traveling workers who require efficient, readily available, phone, data, and fax connectivity to their offices. When working from a hotel room or airport lounge, a mobile professional often needs to retrieve and reply to e-mail, voice mail, and fax traffic, all within a very limited time. At other times, the mobile professional may need to work collaboratively with a colleague on a document while discussing it on the phone.

     The Company believes that the needs of the mobile professional are uniquely met by the VocalWare IP system. We believe VocalWare IP's will increase a mobile professional's productivity by providing simultaneous phone, fax, and data connectivity to the office. When working from a hotel room or airport lounge, a mobile professional can use the VocalWare IP system to retrieve and reply to e-mail and fax traffic while simultaneously making phone calls and taking calls placed to his or her personal office phone. In addition to productivity improvements, VocalWare IP can yield hard-dollar savings for companies as a result of reduced cellular phone costs, hotel telephone surcharges and calling card rate long-distance charges.

Telecommuters

     Over the past several years, an increasing number of companies have adopted telecommuting programs, either on a trial basis or as permanent programs, due to a variety of economic, social, and legislative pressures. Studies in the last few years have shown that there are substantial economic benefits to corporations with telecommuting programs. More importantly, numerous studies of telecommuting programs conducted in recent years have documented productivity improvements among telecommuters, typically in the range of 10% to 30%. Contributing to this improvement is the reduction in non-business discussions with colleagues and the longer hours worked after dinner or at other periods outside the traditional working day by someone whose office is in the home. Because a commute is not required, companies are able to tap into labor resources for short peak-hour periods during the day in ways that were impractical before telecommuting. We believe the economic benefits currently outweigh the incremental costs by such a large margin that for the foreseeable future, technology, not price, will remain one of the major selection criteria for telecommuting products.

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

     With VocalWare IP, a telecommuter can use the office PBX or Centrex and its many features to send or receive network faxes and check e-mail all at one time using one conventional phone line. Incoming calls to the business phone ring immediately in the home so that telecommuting is completely transparent. Four-digit extension calls transfer automatically, so even co-workers cannot tell who is working from home. We believe VocalWare IP increases the productivity of telecommuters by allowing them to accomplish multiple tasks simultaneously.

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

     With the VocalWare IP system, the remote call center agent can use the office PBX and ACD systems with all of their functionality while they simultaneously access the corporate LAN for account information, as well as process screen pops. That means remote agents can send a network fax, access the Internet, and talk to a customer and review account information all at the same time. Incoming calls ring immediately at the remote site. Furthermore, a unique feature of the VocalWare IP system allows any calls placed to the worker's home phone to be re-routed through the call center and back to the worker. In this way, an emergency call from the school nurse, for example, will not be blocked because the worker's phone line is tied up with the connection to the call center. VocalWare IP provides the cost-effective, comprehensive solution that allows call center agents to work from home as productively as they would in the office.

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

     The Company believes that its strategy to generate significant sales to the enterprise market is dependent upon success in two important areas. First, the Company's sales resources are focused upon moving its early customers to rolling out the VocalWare IP products to a large number of their employees. The Company believes that such large-scale operational reference customers are critical to overcoming the Company's lack of name recognition and credibility in convincing new prospects to buy VocalWare IP. Second, the Company is attempting to establish one or more strategic relationships with other companies who have established name recognition and sales/distribution capabilities. The Company believes that such partnerships can greatly increase the visibility of its product with prospective customers and provide these partners with a unique solution to offer their customers. The Company is participating in a telecommuting "Proof of Concept" with a US government agency where the Company has installed a VocalWare server in November 2001 for testing purposes. A "Proof of Concept" is not a contract. Neither we nor the US government agency involved is committed to purchase the product during or after the term of the "Proof of Concept".

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

                                [GRAPHIC OMMITED]

     VocalWare IP is the next generation of the Company's integrated IP based voice and data solutions. The VocalWare IP, which includes patented voice-quality technology, utilizes the powerful new generation of Pentium processors to perform speech and data compression, as well as multiplexing functions while using the computer's microphone speaker and sound systems to act as a telephone. The equipment is easy to install, use and manage and the VocalWare IP Enterprise Access server is able to communicate with any industry-standard v.90-capable modem. VocalWare also features a comprehensive suite of simulated phones that provide a user-friendly interface and function as a user's own office environment.

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

     When appropriate industry standards are not available, The Company may, from time to time, seek to introduce and promote the required new standards in the various industry forums and standards organizations.

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

Manufacturing and Suppliers

     The Company purchases key components used in the manufacture of its products from third-party suppliers. The Company does not have any agreements with component suppliers as the Company ordinarily avoid fixed long-term commitments for components. This allows the Company to better coordinate component inventory build-up and to select suppliers who have the most technologically advanced, cost-effective components available at the time. The Company also does not have any manufacturing agreements.

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

Marketing, Sales, Distribution and Support

     In order to successfully penetrate the enterprise market, the Company believes that it will need to maintain a small direct sales force while simultaneously developing distribution partners. The small direct sales force is intended to sell directly to large potential customers and to support the initial sales efforts of the partners. The product is distributed to customers in one of two ways: 1) shipped directly from the Company on direct sales or 2) shipped directly to the resellers who ship to the end customer. Customer support is through the Company's technical support group which is staffed five days a week during normal business hours.

Competition

     Historically, there has been little to no other direct competition with VocalWare. We believe VocalWare is the only product in the remote access segment that can connect remote workers through a conventional phone line connection or a broadband connection through the VocalWare IP server. However, there are alternative solutions available today and other related products and services have recently been announced. Many prospective customers, especially "mobile professionals", can use a cell phone along with a notebook computer and modem to receive many of the benefits of VocalWare. Certain PBX extender products (including those from MCK, Multitech, and TelTone) can provide some of the benefits of VocalWare to teleworkers working from home. In addition, ISDN, DSL and cable modem services provide some of the benefits of VocalWare, in that they can provide simultaneous voice and data without tying up the primary home phone line. In this dynamic market, new products or services are announced frequently and many of these may provide competitive solutions to our prospective customers.

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

     We commonly enter into licensing agreements with suppliers of components that it desires to incorporate into its products. The Company may choose to obtain additional licenses in the future, but believes that any necessary licenses could be obtained on terms that would not have a material adverse effect on our business.

Significant Customers

     During fiscal year ended June 30, 2001, we recorded revenues from shipments of approximately 85% from three customers. The customers were Deloitte & Touche LLP for approximately $22,000, Motorola Inc. for approximately $21,000, and Minnesota National Guard for approximately $10,000. During fiscal years ended June 30, 2000 and 1999 revenues from shipments to and fees from Sabratek represented approximately 65% and 50% of revenues from continuing operations respectively.

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

Employees

     As of June 30, 2001, the Company employed 77 employees, including 8 in manufacturing, 33 in engineering, 20 in sales, marketing and customer support, and 16 in general and administration. None of our employees is represented by a labor union. Subsequent to the fiscal year end we substantially reduced our workforce to 6 employees. The Company believes its relations with its employees are good. Competition for qualified personnel is intense, especially for talented engineers and senior marketing personnel, and the Company believes that its prospects for future growth and success will depend, in a significant part, on its ability to retain and continue to attract highly skilled and capable personnel in all areas of operations.

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

We Have Received a "Going Concern" Opinion from Our Independent Accountants and May Be Forced to Sell or Merge Our Business or Face Bankruptcy Unless We Are Able to Immediately Raise Capital to Fund Our Near Term Cash Needs

     The report of Lazar Levine & Felix LLP covering the financial statements for fiscal 2001 included in this report contains an explanatory paragraph that states that the Company's recurring losses from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to asset carrying values or the classification of liabilities that might result from the outcome of that uncertainty. The Company will need to raise more money to continue to finance our operations. The Company may not be able to obtain additional financing on acceptable terms, or at all. Any failure to raise additional financing will likely place the Company in significant financial jeopardy. The going concern opinion by our independent auditors may adversely impact our dealings with third parties, such as customers, suppliers and creditors, because of concerns about our financial condition.

     The going concern modification is contained in an explanatory paragraph to the Independent Accountants' Report that also references note 3 to the financial statements for the year ended June 30, 2001. Note 3 states that the following factors raise substantial doubt about our ability to continue as a going concern: (i) we have generated net losses for the years ended June 30, 2001, 2000 and 1999 and have generated an accumulated deficit of $ 72.5 million as of June 30, 2001, (ii) we have historically funded operations with the proceeds from the sale of preferred and common stock and (iii) we have not generated positive cash flows from operations in either of the three years in the period ended June 30, 2001.

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

We Have a History of Operating Losses and Expect to Have Continued Losses

     We have suffered substantial recurring losses, and sales of our VocalWare products have not resulted in significant revenue. For the fiscal years ended June 30, 2001, 2000 and 1999 we have incurred operating losses (from continuing operations) of approximately $16.8 million, $8.8 million and $8.5 million on approximately $63,000, $316,000 and $836,000 of VocalWare sales respectively. Although we have made reductions in workforce and associated expenses since

July 2001, we may never return to profitability or attain future revenue levels sufficient to support our operations. In recent years we have funded operations from the sale of equity securities.

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

     Finally, there can be no assurance that we will be able to access additional funds under our equity line of financing with Grenville Finance Ltd. First, before we are permitted to draw down on the equity line of credit financing, a registration statement registering for resale the shares to be issued to Grenville under the financing must be declared effective by the Securities and Exchange Commission. We can give no assurance and may be unable to cause the registration statement to be declared effective. Second, the maximum draw down amount of a draw down under our equity line facility will be equal to (A) the lesser of (i) $1,000,000 and (ii) 15% of the weighted average price for our common stock for the 30 calendar day period immediately prior to the date that we deliver notice to the Investor of our intention to exercise a draw down multiplied by (B) the total trading volume in respect of our common stock for such period. Accordingly, if our stock price and trading volume do not increase above current levels, then the maximum draw down amount formula will severely restrict our ability to draw down all $30,000,000 pursuant to the equity line facility with Grenville.

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

Our Future Success Depends on the Success of Recently Introduced VocalWare Products

     Our success depends almost entirely on the success of our VocalWare product line. The VocalWare products have not yet been and may never be widely accepted in the market. We cannot assure the reader that we will establish a market for VocalWare products or establish our credibility in that market. The market may elect to embrace alternative products or service solutions to satisfy the need for communication between the corporate headquarters and workers who are away from their headquarters. The Be There! system which was the predecessor to

VocalWare had very limited success and failed to generate significant revenue from the time it was released in 1997. The majority of our historical revenue has come from products other than Be There!/VocalWare, and we are no longer manufacturing or selling those other products. In March 2000, we sold our network multiplexer business segment to concentrate all our efforts on the VocalWare product line. Our inability to penetrate our target markets and increase VocalWare sales would materially and adversely affect our business and operations.

Our Dependence on Third Party Manufacturers and Third Party Component Suppliers Increases Potential Manufacturing Problems and Adversely Affects Our Customer Relationships and Operating Results

     In fiscal year 2001 we outsourced all of the manufacturing of our products. Because of this reliance on third party manufacturers we cannot always exercise direct control over manufacturing quality and costs. We use third party component suppliers to provide components for our manufacturing of our products. Because of this reliance on third party component suppliers, we can experience delays in the manufacturing of our products based on external demands the third party component suppliers may face in component allocations, component shortages and component suppliers financial viability. We may also have problems with production schedules of our products because of other demands placed on the third party manufacturers and component suppliers.

We May Not Be Able to Respond Effectively to Rapid Technological Change in Our Industry

     The rapid pace of technological change may prevent us from developing and marketing new products, enhancing our existing products, or responding effectively to emerging industry standards or new product introductions by others. Our future success will be largely dependent on our ability to enhance our existing products and to develop and introduce successful new products. Rapidly changing technology, emerging industry standards, product proliferation and short product life cycles characterize the market for our products. As the technical complexity of new products increases, it may become increasingly difficult to introduce new products quickly and according to schedule. Delays in developing or shipping new or enhanced products could adversely affect our operating results and customer relationships.

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

Our Business Could Suffer if We Lose Key Personnel or Cannot Attract Qualified Personnel

     Our success is dependent largely on the skills, experience and performance of key management, sales and technical personnel. We are especially dependent on our senior officers and VocalWare products sales executives. Michael McDonnell resigned his positions as President and Chief Executive Officer of the Company and as a member of our Board of Directors on July 11, 2001, and we do not yet know the extent to which his departure will adversely affect our business. James
G. Scogin, our chief financial officer since December 1999, has succeeded Mr. McDonnell as President and Mr. Scogin has no prior experience as the president or chief executive officer of a business. We have also substantially reduced our staff to six full time employees to reduce our monthly cash expenditures. We do not yet know the extent to which this reduction in staff will adversely affect our business. We are also dependent on key technical personnel to introduce new products and to remain in the forefront of technological advances. Due to the complexity of our product, the loss of key personnel affects us in the time it would take to replace the personnel and train them in our product, if we could replace them at all. None of our senior executives or other employees has employment contracts with us and may leave our employ at any time and engage in competitive ventures. We do not have any insurance on our employees. Our future success will also depend on our ability to attract highly skilled personnel. Competition for qualified personnel is intense in our industry and we may not be able to retain our key employees or attract and retain other qualified personnel.

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

Our Common Stock has been Delisted by the NASDAQ National Market

     Effective July 11, 2001, our common stock was delisted by The Nasdaq National Market due to our failure to pay overdue annual and additional listing fees in the amount of $44,125 and our inability to meet the minimum bid price requirements for continued listing. Effective November 6, 2001, our common stock was delisted from the Over the Counter Bulletin Board (OTCBB) for failure to timely file reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934. Our common stock continues to be traded on the "pink sheets" under the symbol "RACE". We can provide no assurance that an active public trading market for our common stock will be re-established.

The Issuance of Stock Pursuant To The Equity Line of Credit With Grenville May Substantially Dilute the Interests of Other Security Holders Because the Number of Shares the Company Will Sell Depends upon the Trading Price of the Shares During Each Draw Down Period

     The shares issuable to Grenville pursuant to the equity line of credit will be issued at a 17.5% discount to the average daily price of the common stock. The number of shares that the Company will sell is directly related to the trading price of its common stock during each draw down period. As the price of the Company's common stock decreases, and if the Company decides to draw down on the equity line of credit, it will be required to issue more shares of our common stock for any given dollar amount invested by Grenville. Accordingly, the shares of common stock then outstanding will be diluted.

The Issuance of Stock Pursuant to the Conversion of the 6% and 10% Convertible Debentures May Substantially Dilute the Interests of Other Security Holders Because the Number of Shares the Company Will Issue upon Conversion Will Depend upon the Trading Price of Our Common Stock at the Time of Conversion if the Trading Price Is Less Than the Set Price of the Debenture

     The holders of the our 6% convertible debentures may elect to convert the debentures into shares of our common stock at any time at a discount of the lesser of 110% of the market price of our common stock as of the date of issuance of the debentures and 50% of the average of the 5 lowest closing bid prices of our common stock during the 20 business days immediately preceding the date notice of conversion is given to us by the holder. The table set forth below outlines the number of shares of common stock that would be issuable upon conversion in full of the debentures at several hypothetical conversion prices. The table also sets forth the total number of shares the investors would beneficially own at such hypothetical adjustment prices, and assuming exercise in full of the warrants, and the percentage that such shares would constitute of our resulting outstanding common stock, assuming the investors had not purchased or sold any of our securities.

                         Shares                                         Total Shares as a
   Hypothetical      Issuable Under     Shares Issuable   Total Shares      Percent of
 Conversion Price      Convertible           Under        Issuable to      Outstanding
       (1)            Debentures (1)        Warrants       Investors        Stock (2)
 ----------------     --------------        --------       ---------        ---------
      $0.01           113,000,000          1,000,000      114,000,000        322.32%
      $0.05            22,600,000          1,000,000       23,600,000         66.73%
      $0.10            11,130,000          1,000,000       12,130,000         34.78%
      $0.154(3)        12,356,828          1,000,000       13,356,828         37.76%

----------
     (1) Assumes conversion in full of all $1,130,000 principal amount of convertible debentures at the hypothetical conversion price set forth above. Assumes interest is paid in cash and not in shares of common stock.

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

The Sale of Material Amounts of the Company's Common Stock Could Reduce the Price of Its Common Stock and Encourage Short Sales

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

We could be required to pay infringement damages, licensing fees or modify our products if our products are found to be infringing upon the rights of others

     It is common in the computer industry for companies to assert intellectual property infringement claims against other companies. As a consequence, the Company indemnifies some OEM customers in certain respects against intellectual property claims relating to our products. The Company presently is not aware of any material intellectual property claims pending against it. If an intellectual property claim were brought against the Company and one of Company's products were found to be infringing upon the rights of others, the Company could be required to pay infringement damages, pay licensing fees, modify its products so that they are not infringing, or discontinue offering products that were found to be infringing, any of which could materially adversely affect our business and results of operations. In addition, the assertion of such claims against one or more of the Company's vendors could adversely affect the availability from those vendors of components used by us.

The "penny stock" rules may restrict the ability of broker-dealers to sell the Company's securities in the secondary market.

     The trading of our shares is subject to limitations set forth in Rule 15g-9 of the Securities Exchange Act. This rule imposes sales practice requirements on broker-dealers who sell so-called penny stocks to persons other than established customers, accredited investors or institutional investors. Accredited investors are generally defined to include individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouses during the previous two years and expected annual income of that amount during the current year. For sales of shares to other persons, broker-dealers must make special suitability determinations, and obtain the written consent of the purchaser to the sale prior to consummating the sale and are generally prohibited from making cold-calls or other unsolicited inquiries to purchasers without complying with these rules. These rules may adversely affect the ability of broker-dealers and others to sell our shares or to sell shares in the secondary market.

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

ITEM 3.  LEGAL PROCEEDINGS

     On May 18, 2001, the Company, executive officers, Michael McDonnell, previously the President and Chief Executive Officer (resigned in July 2001), James Scogin, Acting President and Chief Financial Officer, and John Liviakis, one of our significant shareholders, were sued in the United States District Court for the Northern District of Illinois, Eastern Division, by Robert Plotkin, a Chicago-based attorney, and several of Mr. Plotkin's relatives and family trusts, who are all shareholders of the Company. The amount of the monetary damages being sought is $20,000,000. The complaint alleges that the plaintiffs were induced to purchase shares of our common stock based upon alleged misrepresentations and omissions of material fact. The proceeding has been moved to the United States District Court for the Eastern District of Texas, Sherman Division in October 11, 2001. Discovery has not commenced, but we believe the lawsuit is without merit and intend to vigorously defend the Company against these allegations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock was traded on the NASDAQ National Market under the symbol RACE since the Company's initial public offering on October 7, 1992. For the two most recent fiscal years ended June 30, 2000 and June 30, 2001, the following table lists on a per share basis for the period indicated, the high and low reported sale prices for the Company's Common Stock as quoted on, prior to July 11, 2001, the NASDAQ National Market, after July 10, 2001 and prior to November 6, 2001, the OTCBB and after November 5, 2001 the "pink sheets". These price quotations reflect inter-dealer prices, without adjustment for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

         Period                                       High         Low
         ------                                       ----         ---
         July 1, 1998 to September 30, 1999          $3.75        $2.25
         October 1, 1998 to December 31, 1999         5.00          .875
         January 1, 1999 to March 31, 2000            6.875        2.50
         April 1, 1999 to June 30, 2000               8.50         2.813
         July 1, 1999 to September 30, 2000           6.75         4.375
         October 1, 1999 to December 31, 2000         5.625         .75
         January 1, 2000 to March 31, 2001            1.75          .359
         April 1, 2000 to June 30, 2001                .93          .07

     As of January 31, 2001, the last sale price of the Company's Common Stock was $0.05 as reported on the "pink sheets". As of January 31, 2001, there were 231 shareholders of record, although the Company believes that the number of beneficial owners is significantly greater.

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

                                                                         Fiscal Years Ended June 30,
                                                                      -------------------------------------------------------------
                                                                         2001         2000         1999         1998         1997
                                                                      ---------    ---------    ---------    ---------    ---------
                                                                      (in thousands, except per share data)
Operating Statement Data:
Revenue from continuing operations ................................   $      63    $     316    $     836    $   1,951    $      --

Cost of revenue ...................................................       1,345          762        1,533        2,409           --
                                                                      ---------    ---------    ---------    ---------    ---------
      Gross profit (loss) from continuing operations ..............      (1,282)        (446)        (697)        (458)          --

Total operating expenses from continuing
      operations ..................................................      14,964        9,030        8,603        8,936           --
                                                                      ---------    ---------    ---------    ---------    ---------

      Operating loss ..............................................     (16,246)      (9,476)      (9,300)      (9,394)          --
Other (loss) income, net ..........................................        (530)         440          135          136          201
                                                                      ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations ..........................     (16,776)      (9,036)      (9,165)      (9,258)         201
Income (loss) from discontinued operations ........................          --          218          620          229       (6,493)
                                                                      ---------    ---------    ---------    ---------    ---------
     Net loss .....................................................   $ (16,776)   $  (8,818)   $  (8,545)   $  (9,029)   $  (6,292)
                                                                      =========    =========    =========    =========    =========

Loss per share:
     Net loss .....................................................   $ (16,776)   $  (8,818)   $  (8,545)   $  (9,029)   $  (6,292)
     Effect of  beneficial  conversion  features  of
       convertible preferred stock ................................          --         (235)      (3,889)        (457)      (2,063)
                                                                      ---------    ---------    ---------    ---------    ---------

     Net loss applicable to common stock ..........................   $ (16,776)   $  (9,053)   $ (12,434)   $  (9,486)   $  (8,355)
                                                                      =========    =========    =========    =========    =========

     Net loss per common share -basic and diluted .................   $    (.60)   $   (0.41)   $   (0.77)   $   (1.60)   $   (1.71)
                                                                      =========    =========    =========    =========    =========

Weighted average shares outstanding ...............................      27,812       21,940       16,119        5,937        4,873
                                                                      =========    =========    =========    =========    =========

Balance Sheet Data (at year end):
Working capital (deficit) .........................................   $  (1,274)   $  10,290    $   7,506    $   1,056    $   4,888
Total assets ......................................................       3,647       13,192        9,520        4,009        9,470
Shareholders' equity (deficit) ....................................        (562)      11,728        8,716        2,557        6,863

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

     During fiscal year 2001, the Company completed the development of the VocalWare IP integrated server by integrating the dial up remote access solution of the formerly marketed Be There! product line with the broadband remote access solution of the VocalWare product line. This solution allows users to access their office voice, e-mail, data and fax resources over any access medium with all of the leading manufacturers of voice and data products. The Company entered into beta program agreements with a major global carrier, a major cable provider, a major airline and an agency of the federal government for the VocalWare IP integrated server. From the beta agreements the Company shipped 35 VocalWare servers and 840 VocalWare user licenses for approximately $701,000 and entered into an exclusive licensing rights agreement for approximately $365,000 with LYNUX.

     In January 2001, these servers were returned based on non-payment from LYNUX and the Company notified LYNUX that the exclusive licensing rights agreement had been terminated. The Company in the quarter ended December 31, 2000 reversed the accounts receivable and deferred revenue for approximately $365,000. During the second quarter of fiscal 2001, the Company shipped $625,000 of servers and user licenses to a reseller. This transaction was not recorded as revenue as the transaction did not meet the Company's criteria for revenue recognition. The reseller was given extended terms over normal reseller agreements. In July 2001, the reseller returned the servers and user licenses back to the Company based on the uncertainty of the Company continuing as a going concern.

     The Company was disappointed in its revenue for the fiscal year. This was based on the following factors. (i) A longer sales cycle than originally planned. The Company originally planned for a sales cycle of 30 days where the potential customer would place an order after a 30-day trial period. In reality the sales cycle can be as long as one year. (ii) A decline in the general economic conditions in the telecommunications industry and decreases in spending for information technology. (iii) The Company's inability to show its viability as a going concern. Potential customers have concerns about the Company's ability as a going concern. The VocalWare IP product line is considered a strategic asset of the customer and questions concerning the viability of the Company can delay or terminate potential orders.

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

     Total gross profits (loss) from continuing operations in fiscal 2001 increased 187.7% to approximately $1,282,000 from approximately $446,000 in fiscal 2001. This increase was primarily the result of a 27% increase in material and overhead production cost coupled with the Company recording a provision for potential inventory obsolescence in the amount of approximately $422,000. The additional material costs where necessary to insure product supply from its key component supplier and material purchased by the Company's contract manufacturing integrator. Materials held on behalf of the Company at the manufacturing integrator's facility are recorded as inventory as well as any associated accounts payable for unpaid balances. See note 5 "Inventory" in the accompanying notes to the financial statements.

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

     Gross profit (loss) margins for fiscal 2000 from continued operations decreased to (140.9)% from (83.4)% for fiscal 1999. The decline in gross margin from continuing operations is directly related to decreased shipments to Sabratek Inc. and manufacturing variances caused by the decreased volumes. Due to financial difficulties and eventual bankruptcy, Sabratek, Inc. unexpectedly cancelled its purchase agreement with the Company in the second quarter of fiscal year 2000. The Company was not able to adjust its production overhead until after the third quarter of the fiscal year 2000 and therefore incurred manufacturing variances associated with decreased volumes.

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

Discontinued Operations and HT Communications Receivable

     The majority of the Company's revenue in fiscal 1999 and in prior years resulted from operations that the Company has now exited. Revenues from discontinued operations decreased 64.0% in fiscal 2000 to $720,000 from $1,999,000 in fiscal 1999 as a result of the Company's decision to exit that market. The Company sold its network multiplexer business to HT Communications in March 2000 for $350,000. The Company to date has received approximately $6,000 in principal payments and $4,500 in royalty payments. The Company is in the process of filing suit against HT Communications demanding payment on the past due balances. Due to defaults upon the agreement between the Company and HT communications, the Company removed the unrecognized portion of the deferred gain in the amount of $331,601 from its books along with the associated note receivable.

Liquidity and Capital Resources

     Operating losses have had and continue to have a substantial negative effect on the Company's cash balance. At June 30, 2001, the Company had approximately $9,000 in cash and cash equivalents, compared to approximately $11,059,000 at June 30, 2000.

     At the beginning of fiscal 2001, the company recorded a note receivable of $350,000 due from HT Communications resulting from the sale by the Company of a discontinued segment in March 2000. Subsequent to the end of fiscal year 2001 this note became uncollectable due to HT Communications filing bankruptcy. As such, the Company wrote off the receivable in September 2001.

     During fiscal year 2001, the Company increased its inventory in response to business opportunities forecasted and the lead-time required to receive the material components. The Company's inventory at retail is valued at $4,000,000 to $7,000,000 depending on the size and type of server configuration.

     The build up in inventory was the result of the Company having to procure unique key components essential for the deployment of the Vocal Ware server. Approximately 400 units of a unique component board where procured during the fiscal year along with nearly 210 chassis units that make up the Vocal Ware server. The Company anticipates that the number of units on hand at the end of the fiscal year will be sufficient for the immediate future to meet any need that current potential customers would required during fiscal 2002. The general slow down in the economy and the longer than anticipated sales cycle however make it difficult for the Company to estimate additional requirements. The inventory value at year ending June 30,2001 is net of inventory reserves of approximately $1.0M.

     During the first half of fiscal year 2001, in anticipation of projected sales, the Company increased its staff by over 50% by adding 31 people to field key positions to assure its growth. To support its business model and the additional staff, the Company invested approximately $1,000,000 in equipment purchases in fiscal 2001. Approximately $434,000 of those purchases pertained to a new e-business platform in which the Company was unifying its sales, customer service, MRP and accounting systems. Implementation of the system had to be abandoned during May of 2001 due to the Company's financial difficulties and the loss of key personnel responsible for implementation of the system. The Company recorded as an asset impairment, approximately $403,000 relating to the e-business platform. In addition the Company recorded approximately $778,000 as an asset impairment on non-amortized leasehold improvements pertaining to the early termination of the San Antonio facilities in August 2001. The Company anticipated this action as it was consolidating its facilities prior to the close of the fiscal year ending June 30, 2001. The Company believes its facilities are more than adequate to meet the current and future needs during fiscal 2002 without modification or further expense. Further, the Company feels that capital expenditures in fiscal 2001 for capital equipment are adequate to support foreseeable needs throughout fiscal 2002.

     Accounts payable during fiscal 2001 increased by 85% compared to the increase reflected in the cash flow statement for fiscal 2000. This increase is directly attributable to inventory purchases as discussed above.

     An increase in notes payable of approximately $1,072,000 during fiscal 2001 reflect the Company's reliance upon outside financing to continue its operations until such time revenues are sufficient to sustain the Company's future operations.

     The Company does not believe that current cash will be sufficient to meet the Company's current and ongoing operating expenses and capital requirements and it is continuing to explore financing alternatives.

Going Concern Uncertainty

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As shown in the financial statements, the Company incurred a substantial loss of $16,775,750 for the year ended June 30, 2001 and has incurred losses for each of the preceding 2 years. At June 30, 2001, current liabilities exceed current assets by $1,274,179, total liabilities exceed total assets by $561,814 and the accumulated deficit aggregated $72,527,944. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. See "ITEM 1 BUSINESS - Certain Business Risks - We Will Need Additional Capital to Sustain Operations" and "Financing Activities - Equity Line of Credit" below as part of this ITEM 7.

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

Financing Activities

March 2001

     In March 2001, the Company received net proceeds of approximately $2,000,000 for issuance of common stock and warrants. (See Note 10 of Notes to the Financial Statements)

May 2001

     In May 2001, the Company issued 10% secured convertible promissory notes and common stock purchase warrants for $700,000. (See Note 9 of Notes to the Financial Statements)

6% Convertible Debentures

     On June 12, 2001 the Company signed an agreement to place up to $1 million in 6% convertible debentures and warrants to two accredited investors. The parties amended the agreement on July 17, 2001 and October 18, 2001. The convertible debentures have an interest rate of 6% per annum and mature 3 years from their date of issuance. Under the terms of the convertible debentures, the holders can elect at any time prior to maturity to convert the balance outstanding on the debentures into shares of Company common stock at the lesser of a fixed price that represents a 10% premium to the closing bid price of common stock at the time the debentures were issued and 50% of the average of the 5 lowest closing bid prices of Company common stock during the 25 business days immediately preceding the conversion date. Under the agreements, as amended, and pursuant to Section 4(2) of the Securities Act of 1933, as amended, the Company issued to the investors $500,000 principal amount of convertible debentures on June 18, 2001, $240,000 principal amount of convertible debentures on July 30, 2001, $130,000 principal amount of convertible debentures on September 6, 2001 and $277,499 principal amount of convertible debentures on October 18, 2001. On June 18, 2001, the Company also issued to the investors common stock purchase warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $0.14. On October 18, 2001 the parties amended the agreement to increase the investment amount by $147,499 and the Company granted to the investors a security interest in all of the assets of the Company covering all prior and future indebtedness of the Company to the investors. We have received proceeds from the sale of the convertible debentures equal to $1,147,499 less $80,000 to Hadrian Investments Limited for placement agent fees, or 8% of the proceeds received for the first $1,000,000 principal amount of convertible debentures issued to the investors, and less $25,000 to cover the legal expenses of the investors. We currently owe Hadrian Investments Limited an additional $11,799.92 in connection with this financing, or 8% of the last $147,499 convertible debentures issued to the investors. The Company used the proceeds from the private placement primarily for general corporate purposes. The Company is obligated to file a registration statement for the shares issuable upon conversion of the convertible debentures and warrants with the SEC. The Company was also obligated to cause the registration statement to be declared effective by October 2, 2001 and is currently accruing liquidated damages at the rate of 2% of the outstanding principal amount of the convertible debentures per month. These penalties may be paid in cash or, at the investors' option, in common stock. In addition, if the Company issues additional shares of common stock, then antidilution provisions contained in the convertible debentures may reduce the conversion price of the shares issued to the investors so as to prevent dilution of the their investment in the Company.

Equity Line of Credit

     On July 26, 2001 the Company signed what is sometimes termed an equity line of credit or an equity draw down facility with an accredited investor, Grenville Finance Ltd. In general, Grenville has committed up to $30 million to purchase our common stock over a 36 month period beginning after and during the period a resale registration statement registering the shares purchased pursuant to the equity line of credit is effective. During the periods the resale registration statement is effective, the Company may request a draw of up to $1 million of that money, subject to a formula based on average stock prices and average trading volumes, setting the maximum amount of any request for any given draw. The amount of money that Grenville will provide and the number of shares to be issued to Grenville in return for that money is settled twice during a 22 day trading period following the draw down request based on the formula in the stock purchase agreement. Grenville receives a 17.5% discount to the market price of Company common stock during the 22-day period and the Company receives the settled amount of the draw down, less 8% of such amount to Hadrian Investments Limited for placement agent fees. Additionally, we issued to Hadrian 500,000 shares in lieu of a cash payment of $25,000 for services rendered to the Company by Hadrian. In addition, the Company issued a warrant to Grenville to purchase up to 16,366,612 shares of Company common stock at an exercise price of $0.07027 and paid Grenville $20,000 for its legal fees and expenses incurred in connection with the equity line of credit. The issuances of the securities to the accredited investors are made pursuant to Section 4(2) of the Securities Act. The Company will use the proceeds from the equity line for general corporate purposes.

ITEM 7A. DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

                                                                                                     PAGE
Independent Auditors' Report - Current................................................................31
Independent Auditors' Report - Predecessor............................................................32

Financial Statements
     Balance Sheets as of June 30, 2001 and 2000......................................................33
     Statements of Operations for the years ended June 30, 2001, 2000 and 1999........................34
     Statements of Shareholders' Equity for the years ended June 30, 2001, 2000 and 1999..............35
     Statements of Cash Flows for the years ended June 30, 2001, 2000 and 1999........................41
     Notes to Financial Statements....................................................................42

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $16,775,750 for the year ended June 30, 2001 and has incurred substantial losses for each of the preceding 2 years. At June 30, 2001, current liabilities exceed current assets by $1,274,179 and total liabilities exceed total assets by $561,814. These factors and others discussed in Note 3, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


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



                                                           KPMG LLP

San Antonio, Texas
September 11, 2000

DATA RACE, Inc.
BALANCE SHEETS

                                                                                           As of June 30,
                                                                                          -------------------------------
                                                                                               2001              2000
                                                                                          -------------     -------------
ASSETS

Current assets:
    Cash and cash equivalents ........................................................    $       9,334     $  11,059,061
    Accounts receivable, net .........................................................            2,026             6,401
    Note receivable, current .........................................................               --           233,333
    Inventory ........................................................................        2,876,506           249,876
    Prepaid expenses and deposits ....................................................               --           206,001
                                                                                          -------------     -------------
        Total current assets .........................................................        2,887,866        11,754,672

Note receivable, non-current .........................................................               --           116,667
Property and equipment, net ..........................................................          674,798         1,235,919
Other assets .........................................................................           84,630            84,630
                                                                                          -------------     -------------
        Total assets .................................................................    $   3,647,294     $  13,191,888
                                                                                          =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable .................................................................    $   2,327,133     $     504,001
    Accrued expenses .................................................................          638,167           960,346
     Obligations under capital lease, current ........................................          125,078                --
     Convertible debentures ..........................................................        1,071,667                --
                                                                                          -------------     -------------
        Total current liabilities ....................................................        4,162,045         1,464,347

Non-current liabilities:
     Obligations under capital lease, non-current ....................................           47,063                --
                                                                                          -------------     -------------
                                                                                              4,209,108         1,464,347
                                                                                          -------------     -------------

Commitments and contingencies

Shareholders' equity (deficit):
    Common stock, no par value, 70,000,000 shares authorized 34,358,521 and
      26,083,364 shares issued and outstanding at June 30, 2001 and 2000,
      respectively ...................................................................       62,420,978        59,806,425
    Additional paid-in capital .......................................................        9,545,152         7,673,310
    Accumulated deficit ..............................................................      (72,527,944)      (55,752,194)
                                                                                          -------------     -------------
        Total shareholders' equity (deficit) .........................................         (561,814)       11,727,541
                                                                                          -------------     -------------
         Total liabilities and shareholders' equity ..................................    $   3,647,294     $  13,191,888
                                                                                          =============     =============

See accompanying notes to financial statements

DATA RACE, Inc.
STATEMENTS OF OPERATIONS

                                                                                Years Ended June 30,
                                                                             ---------------------------------------------------
                                                                                  2001               2000                1999
                                                                             -------------      -------------      -------------
Total revenue from continuing operations ...............................     $      62,698      $     316,212      $     835,798

Cost of revenue ........................................................         1,344,506            761,759          1,532,733
                                                                             -------------      -------------      -------------

      Gross profit (loss) ..............................................        (1,281,808)          (445,547)          (696,935)
                                                                             -------------      -------------      -------------

Operating expenses:
  Engineering and product development ..................................         4,995,226          3,293,231          2,384,787
  Sales and marketing ..................................................         4,757,711          2,618,432          1,927,894
  General and administration ...........................................         5,211,493          3,118,612          4,290,885
                                                                             -------------      -------------      -------------
      Total operating expenses .........................................        14,964,430          9,030,275          8,603,566
                                                                             -------------      -------------      -------------

      Operating loss ...................................................       (16,246,238)        (9,475,822)        (9,300,501)

Other income (loss) ....................................................          (529,512)           440,450            135,189
                                                                             -------------      -------------      -------------

Loss from continuing operations ........................................       (16,775,750)        (9,035,372)        (9,165,312)

Income from discontinued operations ....................................                --            217,734            620,452
                                                                             -------------      -------------      -------------

        Net loss .......................................................     $ (16,775,750)     $  (8,817,638)     $  (8,544,860)
                                                                             =============      =============      =============


Per share data:
  Net loss .............................................................     $ (16,775,750)     $  (8,817,638)     $  (8,544,860)
  Effect of beneficial conversion feature of
    convertible preferred stock ........................................                --           (235,718)        (3,888,923)
                                                                             -------------      -------------      -------------
  Net loss applicable to common
    stock ..............................................................     $ (16,775,750)     $  (9,053,356)     $ (12,433,783)
                                                                             =============      =============      =============

  Net basic and diluted loss from
     continuing operations per common share ............................     $       (0.60)     $       (0.42)     $       (0.81)
                                                                             =============      =============      =============
  Net basic and diluted loss per common
      share ............................................................     $       (0.60)     $       (0.41)     $       (0.77)
                                                                             =============      =============      =============


Weighted average shares outstanding ....................................        27,812,000         21,940,000         16,119,000
                                                                             =============      =============      =============

See accompanying notes to financial statements

DATA RACE, Inc.
STATEMENTS OF SHAREHOLDERS' EQUITY

                                        Series A Convertible            Series C Convertible         Series D Convertible
                                        Preferred Stock                 Preferred Stock              Preferred Stock
                                        --------------------------------------------------------------------------------------
                                        Shares         Amount           Shares       Amount          Shares        Amount
                                        --------------------------------------------------------------------------------------
Balances at June 30, 1998                       175    $   224,970          1,681    $ 1,380,001             --    $        --
Net loss                                         --             --             --             --             --             --
Issuance of convertible
preferred stock, net of
offering cost of $248,820                        --             --             --             --          2,500         60,688
Redemption of preferred stock                  (124)      (165,653)            --             --             --             --
Issuance of restricted common
stock and warrants, net
offering costs of $552,475                       --             --             --             --             --             --
Accretion of beneficial
conversion feature on
convertible preferred stock                      --             --             --             --             --      2,478,655
Conversion of convertible
preferred stock to common
stock                                           (51)       (59,317)        (1,681)    (1,380,001)        (2,500)    (2,539,343)
Common stock issued for legal
and consulting services                          --             --             --             --             --             --
Exercise of stock options and
warrants                                         --             --             --             --             --             --
Employee stock purchase plan                     --             --             --             --             --             --
                                        --------------------------------------------------------------------------------------
Balances at June 30, 1999                        --             --             --             --             --             --
Net loss                                         --             --             --             --             --             --
Issuance of common stock and
warrants, net of offering
costs of $300,000                                --             --             --             --             --             --
Issuance of common stock and
warrants, net of offering
costs of $419,999                                --             --             --             --             --             --
Accretion of beneficial
conversion feature on
convertible preferred stock                      --             --             --             --             --             --
Conversion of convertible
preferred stock to common
stock                                            --             --             --             --             --             --
Common stock issued for legal
and consulting services                          --             --             --             --             --             --
Exercise of stock options and
warrants                                         --             --             --             --             --             --
Employee stock purchase plan                     --             --             --             --             --             --
                                        --------------------------------------------------------------------------------------
Balances at June 30, 2000                        --             --             --             --             --             --
Net loss                                         --             --             --             --             --             --
Issuance of common stock in
exercise of warrants relating
to class A and B preferred
stock                                            --             --             --             --             --             --
Issuance of common stock in
cashless exercise of warrants
related to November 1998
private placement                                --             --             --             --             --             --
Issuance of common stock and
warrants in connection with
March 2001 private placement
net of offering costs                            --             --             --             --             --             --
Modification of warrant terms
to acquire common stock in
connection with the sale of
common stock in the March 2001
private placement                                --             --             --             --             --             --
Stock option compensation                        --             --             --             --             --             --
Issuance of common stock in
connection with convertible
debt                                             --             --             --             --             --             --
Exercise of warrants in
connection with June 2001
warrant agreement                                --             --             --             --             --             --
Exercise of stock options                        --             --             --             --             --             --
Employee stock purchase plan                     --             --             --             --             --             --
                                        --------------------------------------------------------------------------------------
Balance at June 30, 2001                         --    $        --             --    $        --             --    $        --
                                        ======================================================================================

See accompanying notes to financial statements

DATA RACE, Inc.
STATEMENTS OF SHAREHOLDERS' EQUITY

                                          Series E Convertible            Series F Convertible
                                          Preferred Stock                 Preferred Stock                 Common Stock
                                          ------------------------------------------------------------------------------------------
                                          Shares          Amount          Shares           Amount         Shares          Amount
                                          ------------------------------------------------------------------------------------------
Balances at June 30, 1998                          --     $        --     $        --                       9,126,406    $33,334,779
Net loss                                           --              --              --              --              --             --
Issuance of convertible
preferred stock, net of
offering cost of $248,820                         750         473,425             750         491,113              --             --
Redemption of preferred stock                      --              --              --              --              --             --
Issuance of restricted common
stock and warrants, net of
offering costs of $552,475                         --              --              --              --       3,134,064      5,705,745
Accretion of beneficial
conversion feature on
convertible preferred stock                        --         336,574              --         159,444              --             --
Conversion of convertible
preferred stock to common
stock                                              --              --              --              --       4,499,567      3,978,661
Common stock issued for legal
and consulting services                            --              --              --              --       2,325,300      2,318,938
Exercise of stock options and
warrants                                           --              --              --              --       1,080,895      1,126,998
Employee stock purchase plan                       --              --              --              --          18,291         24,489
                                          ------------------------------------------------------------------------------------------
Balances at June 30, 1999                         750         809,999             750         650,557      20,184,523     46,489,610
Net loss                                           --              --              --              --              --             --
Issuance of common stock and
warrants, net of offering
costs of $300,000                                  --              --              --              --       1,904,761      3,700,000
Issuance of common stock and
warrants, net of offering
costs of $419,999                                  --              --              --              --       1,572,738      5,580,001
Accretion of beneficial
conversion feature on
convertible preferred stock                        --          53,426              --         182,292              --             --
Conversion of convertible
preferred stock to common
stock                                            (750)       (863,425)           (750)       (832,849)      1,094,447      1,696,274
Common stock issued for legal
and consulting services                            --              --              --              --         190,000        520,088
Exercise of stock options and
warrants                                           --              --              --              --       1,131,602      1,807,517
Employee stock purchase plan                                                                                    5,293         12,935
                                          ------------------------------------------------------------------------------------------
Balances at June 30, 2000                          --              --              --              --      26,083,364     59,806,425
Net loss                                           --              --              --              --              --             --
Issuance of common stock in
exercise of warrants relating
to class A and B preferred
stock                                              --              --              --              --         210,222        472,999
Issuance of common stock in
cashless exercise of warrants
related to November 1998
private placement                                  --              --              --              --         297,313             --
Issuance of common stock and
warrants in connection with
March 2001 private placement
net of offering costs                              --              --              --              --       3,047,620      1,147,888
Modification of warrant terms
to acquire common stock in
connection with the sale of
common stock in the March 2001
private placement                                  --              --              --              --              --             --
Stock option compensation                          --              --              --              --              --             --
Issuance of common stock in
connection with convertible
debt                                               --              --              --              --       2,687,417        130,234
Exercise of warrants in
connection with June 2001
warrant agreement                                  --              --              --              --       1,673,343        200,000
Exercise of stock options                          --              --              --              --         272,142        571,424
Employee stock purchase plan                       --              --              --              --          87,100         92,008
                                          ------------------------------------------------------------------------------------------
Balance at June 30, 2001                           --              --              --              --      34,358,521    $62,420,978
                                          ==========================================================================================

See accompanying notes to financial statements

DATA RACE, Inc.
STATEMENTS OF SHAREHOLDERS' EQUITY

                                                       Additional                                      Total
                                                       Paid-In                 Accumulated             Shareholders'
                                                       Capital                 Deficit                 Equity
                                                       ------------------------------------------------------------
Balances at June 30, 1998                              $  1,882,303            $(34,265,055)           $  2,556,998
Net loss                                                         --              (8,544,860)             (8,544,860)
Issuance of convertible preferred stock,
net of offering cost of $248,820                          2,725,954                      --               3,751,180
Redemption of preferred stock                                    --                      --                (165,653)
Issuance of restricted common stock and
warrants, net of offering costs of
$552,475                                                  1,941,780                      --               7,647,525
Accretion of beneficial conversion
feature on convertible preferred stock                      914,250              (3,888,923)                     --
Conversion of convertible preferred
stock to common stock                                            --                      --                      --
Common stock issued for legal and
consulting services                                              --                      --               2,318,938
Exercise of stock options and warrants                           --                      --               1,126,998
Employee stock purchase plan                                     --                      --                  24,489
                                                       ------------------------------------------------------------
Balances at June 30, 1999                                 7,464,287             (46,698,838)              8,715,615
Net loss                                                         --              (8,817,638)             (8,817,638)
Issuance of common stock and warrants,
net of offering costs of $300,000
                                                                 --                      --               3,700,000
Issuance of common stock and warrants,
net of offering costs of $419,999
                                                                 --                      --               5,580,001
Accretion of beneficial conversion
feature on convertible preferred stock
                                                                 --                (235,718)                     --
Conversion of convertible preferred
stock to common stock                                            --                      --                      --
Common stock issued for legal and
consulting services                                         209,023                      --                 729,111
Exercise of stock options and warrants
                                                                 --                      --               1,807,517
Employee stock purchase plan                                     --                                          12,935
                                                       ------------------------------------------------------------
Balances at June 30, 2000                                 7,673,310             (55,752,194)             11,727,541
Net loss                                                         --             (16,775,750)            (16,775,750)
Issuance of common stock in exercise of
warrants relating to class A and B
preferred stock                                                  --                      --                 472,999
Issuance of common stock in cashless
exercise of warrants related to November
1998 private placement                                           --                      --                      --
Issuance of common stock and warrants in
connection with March 2001 private
placement net of offering costs                             164,718                      --               1,312,606
Modification of warrant terms to acquire
common stock in connection with the sale
of common stock in the March 2001
private placement                                           687,394                      --                 687,394
Stock option compensation                                   176,873                      --                 176,873
Issuance of common stock in connection
with convertible debt                                            --                      --                 130,234
Exercise of warrants in connection with
June 2001 warrant agreement                                      --                      --                 200,000
Accretion of beneficial conversion
feature on convertible debentures issued
in May 2001                                                 685,074                      --                 685,074
Accretion of beneficial conversion
feature on convertible debentures issued
pursuant to convertible debentures
purchase agreement executed in June 2001                    157,783                      --                 157,783
Exercise of stock options                                        --                      --                 571,424
Employee stock purchase plan                                     --                      --                  92,008
                                                       ------------------------------------------------------------
Balance at June 30, 2001                               $  9,545,152            $(72,527,944)           $   (561,814)
                                                       ============================================================

See accompanying notes to financial statements

DATA RACE, Inc.
STATEMENTS OF CASH FLOWS

                                                                       Years Ended June 30,
                                                                    ------------------------------------------------------
                                                                        2001                 2000                  1999
                                                                    ------------         ------------         ------------
Cash flows from operating activities:
  Net loss from continuing operations                               $(16,775,750)        $ (9,035,372)        $ (9,165,312)
  Adjustments to reconcile net loss from continuing
   operations to net cash (used in) operating
   activities:
    Depreciation and amortization                                        538,762              297,454              310,795
    Non-cash consulting and legal fees                                        --              729,111            2,318,939
    Non-cash beneficial conversion feature on
     convertible debentures for May and June 2001
     private placements                                                  842,857                   --                   --
    Non-cash stock option compensation                                   176,873                   --                   --
    Loss on impaired property and equipment                            1,180,978                   --                   --
    Loss on sales of property and equipment                               35,598                3,773                   --
    Changes in assets and liabilities:
      Accounts and notes receivable                                      354,375               48,667               22,703
      Inventory                                                       (2,626,630)            (154,781)             309,210
      Prepaid expenses, deposits and other assets                        206,001             (111,627)            (153,615)
      Accounts payable                                                 1,823,132              273,785              (65,778)
      Accrued expenses                                                  (322,179)              74,372             (568,936)
                                                                    ------------         ------------         ------------
        Net cash used in operating activities                        (14,565,983)          (7,874,618)          (6,991,994)
                                                                    ------------         ------------         ------------

Cash flows from investing activities:
  Purchase of property and equipment                                  (1,045,058)            (339,351)             (27,411)
  Proceeds from sale of property and equipment                             4,146                   --                3,235
                                                                    ------------         ------------         ------------
      Net cash used in investing activities                           (1,040,912)            (339,351)             (24,176)
                                                                    ------------         ------------         ------------

Cash flows from financing activities:
  Convertible notes                                                    1,071,667                   --                   --
  Capital leases, net                                                     18,836                   --                   --
  Redemption of Series A preferred stock                                      --                   --             (165,653)
  Net proceeds from the issuance of preferred stock                           --                   --            3,751,180
  Net proceeds from issuance of common stock                           3,466,665           11,100,453            8,799,012
                                                                    ------------         ------------         ------------
      Net cash provided by financing activities                        4,557,168           11,100,453           12,384,539
                                                                    ------------         ------------         ------------

Cash flows from discontinued operations                                       --              517,599              642,315
                                                                    ------------         ------------         ------------

Net increase (decrease) in cash and cash  equivalents                (11,049,727)           3,404,083            6,010,684


Cash and cash equivalents at beginning of year                        11,059,061            7,654,978            1,644,294
                                                                    ------------         ------------         ------------

Cash and cash equivalents at end of year                            $      9,334         $ 11,059,061         $  7,654,978
                                                                    ============         ============         ============

Supplemental Disclosure:
     Interest income (expense)                                      $   (616,932)        $    395,078         $    129,624
     Taxes paid                                                     $         --         $         --         $         --

See accompanying notes to financial statements.

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

Inventory

     Inventory is valued at the lower of cost (principally standard cost which approximates first-in, first-out) or market (net realizable value). Costs include materials, labor, overhead, and subcontract charges as applicable. If in the ordinary course of business, management determines that the utility of its inventory is no longer as great as its cost, due to obsolescence, physical deterioration, changes in price levels, etc., the Company will recognize a reduction in the value of its inventory and record a corresponding charge to income.

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

     During fiscal year 2001, the Company invested approximately $434,000 in a new e-business platform in which the Company was unifying its sales, customer service, MRP and accounting systems. Implementation of the system had to be abandoned during May of 2001 due to the Company's financial difficulties and the loss of key personnel responsible for implementation of the system. The Company recorded as an asset impairment, approximately $403,000 relating to the e-business platform. In addition the Company recorded approximately $778,000 in asset impairment on non-amortized leasehold improvements in August 2001 pertaining to the early termination of the San Antonio facilities. The Company anticipated this action as it was consolidating its facilities prior to the close of the fiscal year ending June 30, 2001. The Company believes its facilities are more than adequate to meet the current and future needs during fiscal 2002 without modification or further expense.

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

     The benefical conversion features of the convertible debentures issued in May and June 2001 have been recognized by recording additional paid in capital and interest expense for the year ending June 30, 2001. The amount of the benefical conversion and interest expense is calculated as of the date of issuance as the difference between the conversion price and the fair value of the common stock into which the note is convertible. The value of the benefical conversion is calculate using the Black-Scholes option pricing model and may not correspond to market value. The May 2001 benefical conversion feature using the model assuming a risk free rate of return of 4.93% and a volatility of 152.96% resulted in the company recording a one time charge to additional paid-in-capital of $685,074 and a corresponding charge to interest expense in May 2001. The June 2001 benefical conversion feature relating to the June 2001 private placement using the Black-Scholes model assuming a volatility of 166.17% and risk free rate of return 4.35% resulted in the Company recording a one time charge to additional paid-in-capital of $ 157.783 and a corresponding charge to interest expense in June 2001.

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

     Equity instruments issued to non-employees that are fully vested and non-forfeitable are measured at fair value at the issuance date and expensed in the period over which the benefit is expected to be received. Equity instruments issued to non-employees which are either unvested or forfeitable, for which counter-party performance is required for the equity instrument to be earned, are measured initially at fair value and subsequently adjusted for changes in fair value until the earlier of: (1) the date at which a commitment for performance is required for performance by the counter-party to earn the equity instrument is reached, or (2) the date of which the counter-party's performance is complete.

Earnings (Loss) Per Share

     Net loss per share of common stock is presented in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Under SFAS No. 128, basic earnings/loss per share excludes dilution for potentially dilutive securities and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings/loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted earnings/loss per share when their inclusion would be antidilutive. The Company had approximately 3,434,000 and 2,734,000 options outstanding as of June 30, 2001 and 2000, respectively. The Company had no preferred stock outstanding as of June 30, 2001 and 2000. As of June 30, 2001, the Company had warrants outstanding to purchase 20,575,180 shares of common stock. As of June 30, 2000 the Company had warrants outstanding to purchase 2,808,139 shares of common stock.

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

3) Going Concern Uncertainty

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As shown in the financial statements, the Company incurred a substantial loss of $16,775,750 for the year ended June 30, 2001 and has incurred losses for each of the preceding 2 years. At June 30, 2001, current liabilities exceed current assets by $1,274,179, total liabilities exceed total assets by $561,814 and the accumulated deficit aggregated $72,527,944. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. See ITEM 1 BUSINESS - Certain Business Risks - We Will Need Additional Capital to Sustain Operations and footnote 10, Shareholders' Equity - Equity Line of Credit.

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

5) Inventory

Inventory consists of the following:

                                          June 30, 2001        June 30, 2000
                                          -------------        -------------
     Finished goods ..................     $1,054,557           $  138,014
     Work in progress ................        322,797               80,151
     Raw materials ...................      1,499,152               31,711
                                           ----------           ----------
          Total net inventory ........     $2,876,506           $  249,876
                                           ==========           ==========

     Inventory is valued at the lower of cost (principally standard cost which approximates first-in, first-out) or market (net realizable value). Costs include materials, labor, overhead, and subcontract charges as applicable. If in the ordinary course of business, management determines that the utility of its inventory is no longer as great as its cost, due to obsolescence, physical deterioration, changes in price levels, etc., the Company will recognize a reduction in the value of its inventory and record a corresponding charge to income.

6) Property and Equipment

Property and equipment consists of the following:

                                                     June 30,       June 30,        Useful
                                                       2001           2000          Lives
                                                   -----------    -----------     ----------
     Leasehold improvements ...................    $      --      $ 1,560,385
     Furniture, fixtures and equipment ........      3,103,959      2,345,925     2 - 5 yrs.
                                                   -----------    -----------
                                                     3,103,959      3,906,310
     Accumulated depreciation .................     (2,429,161)    (2,670,391)
                                                   -----------    -----------
         Total property and equipment .........    $   674,798    $ 1,235,919
                                                   ===========    ===========

     Because the Company terminated the lease for the San Antonio, Texas facility after the close of its fiscal year 2001 (August, 2001), the Company elected to record an asset impairment for the San Antonio leasehold improvements resulting in a loss of $778,278. The Company also wrote off $402,700 in impaired assets relating to its inability to further proceed with the implementation of its new e-business integrated operating platform. The e-business platform was to internally unify the Company's sales, customer service, material resources planning (MRP) and accounting systems activities. The cost of this operating platform consisted of the cost to acquire servers, associate server software, applications software, initial training and external consultant implementation. Implementation of the system had to be abandoned during May of 2001 due to financial difficulties and the loss of key personnel responsible for implementing this system. The total impairment loss of $1,180,978 is included in General and Administration expenses.

7) Accrued Expenses

Accrued expenses consists of the following:

                                         June 30, 2001      June 30, 2000
                                         --------------------------------
Deferred gain ........................     $   --             $334,788
Payroll ..............................      399,651            215,833
Accrued vacation .....................      133,764             82,164
Other ................................      104,752            327,561
                                         --------------------------------
     Total accrued expenses ..........     $638,167           $960,346
                                         ================================

     Due to defaults upon the agreement between the Company and HT communications, the Company removed the unrecognized portion of the deferred gain in the amount of $331,601 from its books along with the associated note receivable (see Note 2).

8) Income Taxes

     As a result of operating losses sustained, there was no income tax expense (benefit) for the fiscal years ended June 30, 2001, 2000 and 1999. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2001 and 2000 are presented below:

                                                                                  June 30,
                                                                                 ---------------------------------
                                                                                     2001                 2000
                                                                                 ------------         ------------
Deferred tax assets:
     Accounts receivable due to allowances for financial reporting
           purposes ..........................................................   $        700         $        192
     Inventory, principally due to write-down for financial reporting
           purposes ..........................................................        327,800              208,312
     Property and equipment, due to difference in depreciation ...............         67,300              223,007
     Accrued expenses ........................................................        168,500              128,240
     Net operating loss carryforwards ........................................     24,396,100           19,514,286
     Alternative minimum tax credit carryforwards ............................         93,700               83,645
     Research and experimentation credit carryforwards .......................        881,600              678,176
     Other, net ..............................................................           --                  4,068
                                                                                 ------------         ------------
         Total gross deferred tax assets .....................................     25,935,700           20,839,926
         Less valuation allowance ............................................    (25,935,700)         (20,839,926)
                                                                                 ------------         ------------
         Net deferred tax asset ..............................................   $       --           $       --
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

     Reconciliation of the U.S. Federal statutory rate to the Company's effective tax rate for each fiscal year is as follows:

                                                                         2001          2000          1999
                                                                       -------       -------       -------
     U. S. Federal statutory rate ................................        34.0%         34.0%         34.0%
     Increase (reduction) in income taxes resulting from:
     Provision for valuation allowance ...........................       (34.0)        (34.0)        (34.0)
                                                                       -------       -------       -------
     Net effective tax rate ......................................        --            --            --
                                                                       =======       =======       =======

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

9) Convertible Debentures

May 2001 Private Placement of Convertible Notes

     In May 2001 the Company issued two 10% secured convertible promissory notes with principal amounts, in the aggregate, of $700,000, and 1,166,667 common stock purchase warrants. The notes mature one year from their date of issuance. The notes and warrants were issued pursuant to Section 4(2) of the Securities Act, as amended, in equal amounts to two accredited investors. The proceeds to the Company from the sale of the notes was $700,000. The Company used the proceeds from the private placement primarily for general corporate purposes. The notes are convertible at any time at the holders option into common stock at $0.30 per share. The warrants of which the total value are $110,179, are exercisable at a price of $0.30 per share through May 2006.

June 2001 Private Placement of Convertible Debentures

     On June 12, 2001 the Company signed an agreement to place up to $1 million in 6% convertible debentures and warrants to two accredited investors. The parties amended the agreement on July 17, 2001 and October 18, 2001. The convertible debentures have an interest rate of 6% per annum and mature 3 years from their date of issuance. Under the terms of the convertible debentures, the holders can elect at any time prior to maturity to convert the balance outstanding on the debentures into shares of Company common stock at the lesser of a fixed price that represents a 10% premium to the closing bid price of common stock at the time the debentures were issued and 50% of the average of the 5 lowest closing bid prices of Company common stock during the 25 business days immediately preceding the conversion date. Under the agreements, as amended, and pursuant to Section 4(2) of the Securities Act of 1933, as amended, the Company issued to the investors $500,000 principal amount of convertible debentures on June 18, 2001, $240,000 principal amount of convertible debentures on July 30, 2001, $130,000 principal amount of convertible debentures on September 6, 2001 and $277,499 principal amount of convertible debentures on October 18, 2001. On June 18, 2001, the Company also issued to the investors common stock purchase warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $0.14. On October 18, 2001 the parties amended the agreement to increase the investment amount by $147,499 and the Company granted to the investors a security interest in all of the assets of the Company covering all prior and future indebtedness of the Company to the investors. We have received proceeds from the sale of the convertible debentures equal to $1,147,499 less $80,000 to Hadrian Investments Limited for placement agent fees, or 8% of the proceeds received for the first $1,000,000 principal amount of convertible debentures issued to the investors, and less $25,000 to cover the legal expenses of the investors. We currently owe Hadrian Investments Limited an additional $11,799.92 in connection with this financing, or 8% of the last $147,499 convertible debentures issued to the investors. The Company used the proceeds from the private placement primarily for general corporate purposes. The Company is obligated to file a registration statement for the shares issuable upon conversion of the convertible debentures and warrants with the SEC. The Company was also obligated to cause the registration statement to be declared effective by

October 2, 2001 and is currently accruing liquidated damages at the rate of 2% of the outstanding principal amount of the convertible debentures per month. These penalties may be paid in cash or, at the investors' option, in common stock. In addition, if the Company issues additional shares of common stock, then antidilution provisions contained in the convertible debentures may reduce the conversion price of the shares issued to the investors so as to prevent dilution of the their investment in the Company.

10) Shareholders' Equity

Equity Line of Credit

     In July 2001, subsequent to the Balance Sheet data, the Company signed what is sometimes termed an equity line of credit or an equity draw down facility with an accredited investor, Grenville Finance Ltd. In general, Grenville has committed up to $30 million to purchase our common stock over a 36 month period beginning after and during the period a resale registration statement registering the shares purchased pursuant to the equity line of credit is effective. During the periods the resale registration statement is effective, the Company may request a draw of up to $1 million of that money, subject to a formula based on average stock prices and average trading volumes, setting the maximum amount of any request for any given draw. The amount of money that Grenville will provide and the number of shares to be issued to Grenville in return for that money is settled twice during a 22 day trading period following the draw down request based on the formula in the stock purchase agreement. Grenville receives a 17.5% discount to the market price of Company common stock during the 22-day period and the Company receives the settled amount of the draw down, less 8% of such amount to Hadrian Investments Limited for placement agent fees. Additionally, we issued to Hadrian 500,000 shares in lieu of a cash payment of $25,000 for services rendered to the Company by Hadrian. In addition, the Company issued a warrant to Grenville to purchase up to 16,366,612 shares of Company common stock at an exercise price of $0.07027 and paid Grenville $20,000 for its legal fees and expenses incurred in connection with the equity line of credit. The issuances of the securities to the accredited investors are made pursuant to Section 4(2) of the Securities Act. The Company will use the proceeds from the equity line for general corporate purposes.

March 2001 Private Placement

     On March 2, 2001, the Company completed a Section 4(2) private placement of 3,047,620 shares of its common stock, and warrants to purchase 304,762 shares of common stock to three accredited investors, Protius Overseas Limited, Keyway Investments Ltd., and Lionhart Investments Ltd., for an aggregate price of $2,000,000. The warrants are exercisable at a price of $0.9875 per share through March 2, 2006. The Company used the proceeds from the private placement primarily for general corporate purposes.

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

Warrants outstanding as of June 30,           2001           2000            1999          Price       Expiration
-----------------------------------           ----           ----            ----          -----       ----------
June 2001 6% convertible debentures         1,000,000          --              --        $  0.14        Jun. 2004
May 2001 10% convertible notes              1,166,667          --              --           0.30         May 2006
March 2001 private placement                  304,762          --              --           0.9875      Mar. 2006
June 2000 private placement                   471,822       471,822            --           5.45        Jun. 2002
December 1999 private placement               571,429       571,429            --           0.9875      Dec. 2003
June 1999 private placement                   693,888       693,888         693,888         0.9875      Dec. 2003
November 1998 private placement                  --         956,655       1,001,109         2.25        Nov. 2000
Series C Warrants                                --          53,977          53,977         6.435       Nov. 2000
Class A and B second close                       --          24,968         249,383         0.6625      Jul. 2000
Class A and B first close                        --          35,400          35,400         0.6625      Jul. 2000
Class A and B first and second close             --            --           281,250         0.80        Jul. 2000
Series A warrants                                --            --            25,274        16.375       Jan. 2000
                                           ----------     ---------       ---------

Total warrants outstanding                  4,208,568     2,808,139       2,340,281
                                           ==========     =========       =========

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

     A summary of option activity under the Plans for the fiscal years ended June 30, 2001, 2000 and 1999 is as follows:

                                      2001                        2000                        1999
                                     ------------------------    ------------------------    ------------------------
                                                    Weighted                    Weighted                    Weighted
                                                    Average                     Average                     Average
                                                    Exercise                    Exercise                    Exercise
                                      Shares        Price         Shares        Price         Shares        Price
                                     ----------    ----------    ----------    ----------    ----------    ----------
Outstanding at
beginning of year ..................  2,733,708    $     3.77     1,689,516    $     3.21     1,494,898    $     5.00
Granted ............................  1,555,748          3.86     2,147,650          3.63     1,292,380          3.50
Exercised ..........................    272,142          2.10       565,132          2.28       292,233          2.02
Expired ............................    583,257          4.88       538,326          2.99       805,529          7.86
                                     ----------    ----------    ----------    ----------    ----------    ----------
Outstanding at year
End ................................ $3,434,057    $     3.75     2,733,708    $     3.77     1,689,516    $     3.21
                                     ==========                  ==========                  ==========
Options exercisable at
year end ...........................  2,143,142    $     3.47     1,373,145    $     3.51       911,498    $     2.68
Shares available for
future grant .......................  1,246,785          --         697,784          --         574,758          --

     The following summarizes information regarding the Company's stock options outstanding at June 30, 2001:

                                       Weighted Average
Range of                               Remaining         Weighted           Number            Weighted
Exercise              Number           Contractual Life  Average            Exercisable at    Average
Price                 Outstanding      Years             Exercise Price     June 30,  2001    Exercise Price
-------------------  ---------------  ---------------- ------------------  ---------------- ----------------
$   .01  - $  1.13        412,046              9.7             $   .62            197,646         $   .14
   1.63  -    2.06        427,070              6.7                1.70            364,568            1.71
   2.50  -    2.94        150,650              8.5                2.69            126,900            2.63
   3.37  -    3.97        694,000              8.0                3.61            647,666            3.59
   4.13       8.88      1,735,291              8.8                5.08            791,362            4.95
  13.00  -   14.50         15,000              4.5               14.00             15,000           14.00
--------- ---------  ---------------  ---------------- ------------------  ---------------- ----------------
$  1.63  - $ 14.50      3,434,057              8.5             $  3.75          2,143,142         $  3.47
========= =========  ===============  ================ ==================  ================ ================

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option and stock purchase plans. Had compensation cost been recognized consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to pro forma amounts indicated below for the years ended June 30, 2001, 2000 and 1999

                                             2001                 2000               1999
                                          ---------------      ---------------    ---------------
Net loss applicable to
common stock            As Reported       $  (16,775,750)      $   (9,053,356)    $  (12,433,783)
                        Pro Forma            (17,519,425)         (11,699,109)       (13,415,803)

Net diluted loss per    As Reported       $        (0.60)      $        (0.41)    $        (0.77)
share
                        Pro Forma                  (0.63)               (0.53)             (0.83)

     The per share weighted average value of stock options issued by the Company during fiscal 2001, 2000 and 1999 was $4.34, $5.81 and $2.80 respectively, on the date of grant using the Black-Scholes option-pricing model. The Company used the following weighted-average assumptions to determine the fair value of stock options granted for the fiscal years ended June 30, 2001, 2000 and 1999:

                                       Stock                                 Employee Stock
                                       Option Plans                          Purchase Plan

                                       2001         2000         1999        2001          2000         1999
                                      --------------------------------      ---------------------------------
Dividend yield                           0.0%        0.0%         0.0%        0.0%          0.0%         0.0%
Expected volatility                    208.7%      137.3%       142.0%       92.3%         92.3%        92.3%
Risk-free rate of return                4.67%       5.23%         4.7%       4.67%         5.23%         4.7%
Average expected option life          3.6yrs       3.6yrs       3.6yrs      0.5yrs        0.5yrs       0.5yrs

Consultant and Advisor Stock Plan

     In April of 1999, the Company established a Consultant and Advisor Stock Plan (the "Consultant and Advisor Stock Plan") for the purpose of providing incentives to and compensating consultants and advisors for their contributions to the Company. In June 2001 the Company amended the plan by increasing the number of shares issuable under the plan from 500,000 shares to 1,000,000 shares of the Company's common stock.

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

     The Company recognizes as expense the market value of shares on the day of issuance for such consulting services as the recipients generally sold the shares upon issuance. The Company does not amortize additional compensation expense for this plan. For the years ended June 30, 2000 and 1999, the Company issued approximately 190,000 and 100,000 shares of common stock with a value of approximately $520,000 and $428,000 respectively. The company did not issue any other shares in conjunction with this plan for the year ending June 30, 2001.

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

     The following is a schedule of future minimum lease payments under non-cancelable operating leases as of June 30, for each fiscal year shown below:

                                              Operating
           Fiscal year ending June 30,         Leases
           ----------------------------     -----------
             2002......................     $   387,000
             2003......................         347,000
             2004......................         229,000
             2005......................         229,000
             Thereafter................         148,000
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

                                                                  Capital
           Fiscal year ending June 30,                            Leases
           ------------------------------------                -----------
             2002..............................                $   141,000
             2003..............................                     42,000
             2004..............................                     21,000
                                                               -----------
             Total future payments for capital leased              204,000
             Less interest under capital lease obligations         (32,000)
                                                               -----------
             Net present value of capital leases               $   172,000

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

12) Related Party Transactions

     Certain outside directors also receive consulting fees for services rendered from time to time to the Company. In fiscal 1999, no such person received in excess of $60,000 for such services. In fiscal 2001 and fiscal 2000, First Capital Group of Texas II, L.P., an investment firm managed by Jeffery P. Blanchard, the Company's Chairman of the Board, respectively received $74,000 and $71,000 in consulting fees. In February 2001, the Company received a 30-day loan from First Capital Group of Texas II, L.P in the amount of $150,000 that the Company repaid in March including a nominal amount of interest. In May 2001 First Capital Group of Texas II, L.P., as part of the Company's May private placement, invested $350,000 in the form of a convertible promissory note (see
Note 9.)

     In July 1998, and January 1999, the Company completed the first and second closings respectively, of a Private Placement (see Note 9) involving, among other things, the sale of its Series E and F Preferred Stock and related Common Stock Purchase Warrants to First Capital Group of Texas II, L.P., an investment firm managed by Jeffery P. Blanchard, the Company's Chairman of the Board, at an aggregate amount of $750,000 for each closing.

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

     In December 1993, the Company adopted the DATA RACE, Inc. Employee Stock Purchase Plan ("ESPP") pursuant to which eligible employees may purchase up to an aggregate of 200,000 shares of the Company's common stock at 85% of the fair market value of the common stock through payroll deductions. In 1997, the ESPP was amended to offer two consecutive six-month plan periods, beginning February 1 and August 1, respectively. Of the 200,000 shares available in this Plan, approximately 194,000 shares have been purchased as of June 30, 2001.

14) Legal Matters

     On May 18, 2001, the Company, executive officers, Michael McDonnell, previously the President and Chief Executive Officer (resigned in July 2001), James Scogin, Acting President and Chief Financial Officer, and John Liviakis, one of our significant shareholders, were sued in the United States District Court for the Northern District of Illinois, Eastern Division, by Robert Plotkin, a Chicago-based attorney, and several of Mr. Plotkin's relatives and family trusts, who are all shareholders of the Company. The amount of the monetary damages being sought is $20,000,000. The complaint alleges that the plaintiffs were induced to purchase shares of our common stock based upon alleged misrepresentations and omissions of material fact. The proceeding has been moved to the United States District Court for the Eastern District of Texas, Sherman Division in October 11, 2001. Discovery has not commenced, but we believe the lawsuit is without merit and intend to vigorously defend the Company against these allegations.

     The Company is not aware of any other legal matters.

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

                                    PART III*

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the current directors and executive officers of the Company:

                Name                  Age           Position with Company
                ----                  ---           ---------------------
James G. Scogin....................   40      Acting President, Chief Financial
                                              Officer, Secretary and Treasurer

Michael A. McDonnell...............   46      President, Chief Executive Officer
                                              and Director
Jeffrey C. Kissell.................   46      Senior Vice President of Product
                                              and Business Development

Bradley Frohman....................   40      Vice President of Engineering
Jeffrey P. Blanchard...............   48      Chairman of the Board of Directors
General Harold "Buck" Adams........           Director
Thomas Bishop......................   47      Director
George R. Grumbles.................   67      Director
Matthew A. Kenny...................   68      Director
Byron Smith........................   46      Director

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

                                             Summary Compensation Table

                                               Annual Compensation                Long-Term
                                               -------------------               Compensation
                                                                                    Awards
                                                                                    ------

                                                                                  Securities
                                                     Base Salary                  Underlying        All Other
                                      Year               ($)       Bonus ($)       Options (#)    Compensation ($)
                                      ----               ---       ---------       -----------    ----------------
Michael A. McDonnell.............     2001          $330,000(2)     $37,337         184,536          $5,250(1)
President and CEO                     2000           207,019(3)          --         250,000

Jeffery Kissell..................     2001           116,875(4)      13,184          70,405              --
Senior Vice President of Product
and Business Development


Bradley Frohman..................     2001           134,262(5)      11,984          55,959           2,102(1)
Vice President of Engineering

James G. Scogin..................     2001           132,500         11,583          67,928          27,414(6)
Senior Vice President, Chief          2000           103,030             --         145,000           3,017(1)
Operating and Financial Officer,      1999            80,500             --          15,000           1,946(1)
Secretary and Treasurer

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

Consultant and Advisor Stock Plan

     In April 1999, the Company established a Consultant and Advisor Stock Plan for the purpose of providing incentives to and compensating consultants and advisors for their contributions to the Company. In June 2001 the Company amended the plan by increasing the number of shares issuable under the plan from 500,000 shares to 1,000,000 shares of the Company's common stock.

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

Employee Stock Purchase Plan

     The Company has an Employee Stock Purchase Plan structured to qualify under
Section 423 of the Internal Revenue Code of 1986. Under the Employee Stock Purchase Plan, all full-time employees of the Company possessing less than 5% of the voting power of the Company may elect to participate in the Purchase Plan through a payroll deduction program. Under the Employee Stock Purchase Plan, options to purchase up to 200,000 shares of Company common stock may be granted to participants. In June 2001, this plan was terminated and no additional shares were issues since February 1, 2001. As of December 1, 2001, approximately 194,000 shares of common stock had been issued under the Employee Stock Purchase Plan.

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

Stock Option Plans

     Under the Company's existing stock option plans, as of December 10, 2001, stock options covering an aggregate of 1,439,270, shares of Common Stock were outstanding with a weighted average exercise price of $3.67 per share, and an aggregate of 3,241,572 shares of Common Stock were available for issuance upon exercise of options that may be granted in the future.

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

Stock Option Grant Table

     The following table sets forth certain information concerning options granted to the named executive officers during the Company's fiscal year ended June 30, 2001:

                                           Option Grants in Last Fiscal Year

                                                    Percent of                                  Potential Realizable
                                      Number of        Total                                       Value at Assumed
                                        Shares        Options                                    Annual Rates of Stock
                                      Underlying    Granted to     Exercise or                  Price Appreciation for
                                       Options     Employees in    Base Price    Expiration         Option Term(1)
               Name                    Granted      Fiscal Year      ($/Sh)         Date           5%($)      10%($)
               ----                    -------      -----------      ------         ----           -----      ------
Michael A. McDonnell...........       125,000(2)        8.03%        $5.09       10/02/2010      400,838    1,011,638
                                       59,536(3)        3.83%         0.01       01/02/2011          375          947

Jeffery C. Kissell.............        50,000(2)        3.21%         5.09       10/02/2010      160,500      404,500
                                       20,405(3)        1.31%         0.01       01/02/2011          129          324

Bradley Frohman................        37,500(2)        2.8%          5.09       10/02/2010      120,375      303,491
                                       33,062(2)        2.13%         7.38       10/02/2010      153,718      387,956
                                       18,459(3)        1.19%         0.01       01/02/2011          120          293

James G. Scogin................        50,000(2)        3.21%         5.09       10/02/2010      160,500      404,500
                                       17,928(3)        1.5%          0.01       01/02/2011          113          285

-----------------
(1) As required by rules of the SEC, potential values stated are based on the assumption that the Company's Common Stock will appreciate in value from the date of the grant to the end of the option term (ten years from the date of grant) at annualized rates of 5% and 10% (total appreciation of approximately 63% and 159%), respectively, and therefore are not intended to forecast possible future appreciation, if any, in the price of the Common Stock. The exercise price of each option equals the fair market value of the Common Stock on the grant date.

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

               Aggregated Option Exercises in Last Fiscal Year and

                          Fiscal Year End Option Value

                                                              Number of Unexercised         Value of Unexercised
                               Shares                           Options at Fiscal          In-the-Money Options at
                             Acquired on       Value              Year-End (#)               Fiscal Year-End ($)
           Name             Exercise (#)    Realized ($)    Exercisable/Unexercisable   Exercisable/Unexercisable(1)
           ----             ------------    ------------    -------------------------   ----------------------------
Michael A. McDonnell...          --             --               184,536/450,000                   5,358/0

Jeffery C. Kissell.....          --             --               70,405/100,000                    1841/0

Bradley Frohman........          --             --                89,021/75,000                    1661/0

James G. Scogin........          --             --               67,928/171,500                    1614/0

------------
(1) Values stated are based on the last sale price of $.10 per share of the Company's common stock on June 30, 2001 the last trading day of the fiscal year, and equal the aggregate amount by which the market value of the option shares exceeds the exercise price of such options at the end of the fiscal year.

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

                                                             Number        Percent of
                      Name                                  of Shares         Class
                      ----                                  ---------         -----
Michael A. McDonnell ...............................              3,000         *
Jeffrey P. Blanchard................................       1,377,325(1)         3.89%
General Harold "Buck" Adams.........................                  0         *
Tom Bishop..........................................          80,000(2)         *
George R. Grumbles..................................         133,125(3)         *
Matthew A. Kenny....................................         133,125(4)         *
Byron Smith ........................................          80,000(5)         *
James G. Scogin ....................................         190,858(6)         *
Jeffrey Kissell ....................................              3,000         *
Bradley Frohman ....................................              1,500         *
All Directors and Executive Officers as a Group
     (10 persons)...................................       1,994,433(7)         5.53.%
Cranshire Capital L.P. (8)..........................       3,618,453(9)         9.7%
(10) Alpha Capital A.G..............................      3,262,257(11)         9.9%
(12) Stonestreet L. P...............................      2,995,616(13)         9.9%

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

(3)  7Includes 133,125 shares subject to options held by Mr. Grumbles.

(4)  Includes 133,125 shares subject to options held by Mr. Kenny.

(5)  Includes 80,000 shares subject to options held by Mr. Smith.

(6)  189,511 shares subject to options held by Mr. Scogin.

(7)  Includes 665,136 shares subject to options held by such persons.

(8) Information with respect to the beneficial ownership of such shareholder and certain affiliated persons was derived from Schedule 13G filed, January 22, 2001 by Cranshire Capital L.P., EURAM CAP STRAT. "A" FUND LIMITED, Downsview Capital, Inc., JMJ Capital, Inc. and Mitchell P. Kopin. The address of such shareholders is 666 Dundee Road, Suite 1901, Northbrook, IL 60062.

(9) Includes 1,713,690, shares of common stock obligated to be issued by the Company that have not been issued as of December 10, 2001, and excludes warrants to purchase 2,921,749 shares of common stock due to exercise limitations and restrictions.

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

     In July 1998, and January 1999, the Company completed the first and second closings respectively, of a Private Placement (see Note 10 to the financial statements) involving, among other things, the sale of its Series E and F Preferred Stock and related Common Stock Purchase Warrants to First Capital Group of Texas II, L.P., an investment firm managed by Jeffery P. Blanchard, the Company's Chairman of the Board, at an aggregate amount of $750,000 for each closing.

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

       10.23  *Description of Transaction Bonus Plan (l)

       10.24 Convertible Debentures and Warrants Purchase Agreement, dated June 12, 2001, between the Company, Alpha Capital AG and Stonestreet, L.P. (r)

       10.25 Registration Rights Agreement, dated June 12, 2001, between the Company, Alpha Capital AG and Stonestreet, L.P. (r)

       10.26 Form of 6% Convertible Debentures issued to Alpha Capital and Stonestreet (r)

       10.27  Form of Warrants issued to Alpha Capital and Stonestreet (r)

       10.28 Letter Agreement between the Company, Alpha Capital and Stonestreet, dated July 19, 2001 (r)

       10.29 Letter Agreement between the Company, Alpha Capital and Stonestreet, dated October 18, 2001 (q)

       10.30 Security Agreement between the Company, Alpha Capital and Stonestreet, dated October 18, 2001 (q)

       10.31 Common Stock Purchase Agreement between the Company and Grenville Finance Ltd. dated July 26, 2001 (q)

       10.32 Registration Rights Agreement between the Company and Grenville Finance Ltd. dated June 13, 2001 (q)

       10.33  Stock Purchase Warrant issued to Grenville Finance Ltd. (q)

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

(o)  Filed as an exhibit to Form 8-K on December 4, 2001.

(p)  Filed as an exhibit on Form 8-K on November 20, 2000.

(q)  Filed herewith.

(r)  Filed as an exhibit on Form 8-K on July 24, 2001.

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

                                       DATA RACE, INC., DBA IP AXESS

                                       By: /s/ JAMES G. SCOGIN
                                           -----------------------------------
                                               James G. Scogin
                                           President, Chief Financial Officer
                                           and Principal Accounting Officer

                                       Date: February 12, 2001

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

Name                              Title                        Date

/s/JAMES G. SCOGIN                President, Chief Financial   February 12, 2002
------------------------------    Officer and Principal
James G. Scogin                   Accounting Officer


/s/JEFFREY P. BLANCHARD           Chairman of the Board        February 12, 2002
------------------------------    of Directors
Jeffrey P. Blanchard


/s/THOMAS BISHOP                  Director                     February 12, 2002
------------------------------
Thomas Bishop


/s/GEORGE R. GRUMBLES             Director                     February 12, 2002
------------------------------
George R. Grumbles


/s/MATTHEW A. KENNY               Director                     February 12, 2002
------------------------------
Matthew A. Kenny


/s/BYRON SMITH                    Director                     February 12, 2002
------------------------------
Byron Smith


/s/GENERAL HAROLD "BUCK" ADAMS    Director                     February 12, 2002
------------------------------
General Harold "Buck" Adams