Form 10-Q
period 2001-09-30
DATA RACE INC
filed 2002-02-15
CIK 890924

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended                                   Commission File Number
  September 30, 2001                                           0-20706


                                 DATA RACE, Inc.
             (Exact name of registrant as specified in its charter)


         Texas                                           74-2272363
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

On February 14, 2002, there were approximately 35,343,000 outstanding shares of the Company's Common Stock, no par value.

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

         Condensed Balance Sheets as of September 30, 2001 and
         June 30, 2001.......................................................3

         Condensed Statements of Operations for the Three Months
         Ended September 30, 2001 and 2000...................................4

         Condensed Statements of Cash Flows for the Three Months
         Ended September 30, 2001 and 2000...................................5

         Notes to Interim Condensed Financial Statements.....................6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................11

Item 3.  Quantitative and Qualitative Disclosure about Market Risk..........14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................14

Item 2.  Changes in Securities..............................................15

Item 3.  Defaults Upon Senior Securities....................................15

Item 4.  Submission of Matters to a Vote of Security Holders................15

Item 5.  Other Information..................................................15

Item 6.  Exhibits and Reports on Form 8-K...................................15

SIGNATURES .................................................................16

                          PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED FINANCIAL STATEMENTS


                                 DATA RACE, Inc.
                            CONDENSED BALANCE SHEETS

                                                                                       As of
                                                                         ----------------------------------
                                                                         Sept. 30, 2001       June 30, 2001
                                                                         --------------      --------------
                                                                           (unaudited)
ASSETS

Current assets:
    Cash and cash equivalents ......................................     $        2,887      $        9,334
    Accounts receivable, net .......................................              2,026               2,026
    Inventory ......................................................          2,531,289           2,876,506
                                                                         --------------      --------------
        Total current assets .......................................          2,536,202           2,887,866

Property and equipment, net ........................................            506,670             674,798
Other assets .......................................................             84,630              84,630
                                                                         --------------      --------------
        Total assets ...............................................     $    3,127,502      $    3,647,294
                                                                         ==============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable ...............................................     $    1,976,582      $    2,327,133
    Accrued expenses ...............................................            786,775             638,167
     Obligations under capital lease, current ......................            172,139             125,078
     Convertible debentures ........................................          1,421,687           1,071,667
                                                                         --------------      --------------
        Total current liabilities ..................................          4,354,165           4,162,045

Non-current liabilities:
     Obligations under capital lease, non-current ..................                 --              47,063
                                                                         --------------      --------------
 ...................................................................          4,354,165           4,209,108
                                                                         --------------      --------------

Commitments and contingencies

Shareholders' equity (deficit):
    Common stock, no par value, 70,000,000 shares authorized
      35,373,477 and 34,358,521 shares issued and outstanding at
      Sept 30, 2001 and June 30, 2001 respectively .................         62,466,062          62,420,978
    Additional paid-in capital .....................................          9,915,152           9,545,152
    Accumulated deficit ............................................        (73,607,877)        (72,527,944)
        Total shareholders' equity (deficit) .......................         (1,226,663)           (561,814)
                                                                         --------------      --------------
         Total liabilities and shareholders' equity ................     $    3,127,502      $    3,647,294
                                                                         ==============      ==============

See accompanying notes to financial statements

                                 DATA RACE, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                                Three Months Ended September 30,
                                                                                    2001                2000
                                                                                -------------      -------------
Total operating revenue .....................................................   $       4,736      $       6,042

Cost of revenue .............................................................          18,864            173,298
                                                                                -------------      -------------

      Gross profit (loss) ...................................................         (14,128)          (167,256)
                                                                                -------------      -------------

Operating expenses:
  Engineering and product development .......................................         188,735          1,125,975
  Sales and marketing .......................................................          71,799          1,160,883
  General and administration ................................................         450,607          1,003,667
                                                                                -------------      -------------
      Total operating expenses ..............................................         711,141          3,290,525
                                                                                -------------      -------------

      Operating loss ........................................................        (725,269)        (3,457,781)

Other income (loss) .........................................................        (354,664)           240,184
                                                                                -------------      -------------


      Net loss ..............................................................   $  (1,079,933)     $  (3,217,597)
                                                                                =============      =============

Per share data:
      Net loss ..............................................................   $  (1,079,933)     $  (3,217,597)
      Net basic and diluted loss per share applicable to common stock .......   $       (0.03)     $       (0.12)
                                                                                =============      =============

Weighted average shares outstanding .........................................      35,373,000         26,209,000
                                                                                =============      =============

        See accompanying notes to interim condensed financial statements

                                 DATA RACE, Inc.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                        Three Months Ended September 30,
                                                                       ----------------------------------
                                                                            2001                 2000
                                                                       -------------        -------------
Cash flows from operating activities:
  Net loss from operations ......................................      $  (1,079,933)       $  (3,217,597)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization ...............................            104,133               93,387
    Compensatory shares-consulting and legal fees ...............             40,084                   --
    Loss on sale of property and equipment ......................             44,870               (3,529)
    Non-cash beneficial conversion feature on June
     2001 convertible debentures ................................            370,000                   --
    Changes in assets and liabilities:
    Accounts and notes receivable ...............................                 --             (672,640)
    Inventory ...................................................                 --             (643,920)
    Prepaid expenses, deposits and other assets .................                 --              (91,537)
    Accounts payable ............................................             (8,334)             232,560
    Accrued expenses ............................................            148,608               51,687
    Deferred revenue ............................................                 --              364,392
                                                                       -------------        -------------
      Net cash (used) in operating activities ...................           (380,572)          (3,887,197)
                                                                       -------------        -------------

Cash flows from investing activities:
  Purchase of property and equipment ............................                 --             (377,043)
  Proceeds from sale of property and equipment ..................             19,125                4,146
                                                                       -------------        -------------
      Net cash provided by investing activities .................             19,125             (372,897)
                                                                       -------------        -------------

Cash flows from financing activities:
   Convertible debt .............................................            350,000
  Payment on capital leases .....................................                 --              (10,877)
  Net proceeds from issuance of common stock ....................              5,000            1,002,188
                                                                       -------------        -------------
      Net cash provided by financing activities .................            355,000              991,311
                                                                       -------------        -------------

Net decrease in cash and cash equivalents .......................             (6,447)          (3,268,783)

Cash and cash equivalents at beginning of period ................              9,334           11,059,061
                                                                       -------------        -------------

Cash and cash equivalents at end of period ......................      $       2,887        $   7,790,278
                                                                       =============        =============

Supplemental Disclosure:
     Interest paid ..............................................      $     371,295        $       2,494
     Taxes paid .................................................      $          --        $          --

        See accompanying notes to interim condensed financial statements

                                 DATA RACE, Inc.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED


1)   Summary of Significant Accounting Policies

Description of Business

DATA RACE, Inc. ("Data Race", "we" or the "Company"), currently doing business as IP AXESS, designs, manufactures, and markets a line of innovative communications products to meet the needs of remote workers. The Company's lead product, the VocalWare(TM) IP remote access system, provides virtual presence to the corporate environment byt allowing a remote worker to connect to the corporate office over a normal dial-up telephone line or a number of broadband access mediums such as digital subscriber lines (DSL), cable modems, integrated services digital networks (ISDN), asynchronous transfer modes (ATM) and frame relay, and simultaneously have full access to the corporate data network, the office phone extension, and the office fax system.

Basis of Presentation

The unaudited interim, condensed financial statements reflect all adjustments (consisting of normal recurring accruals) that in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the June 30, 2001 Annual Report on Amendment No. 1 to Form 10-K. The condensed balance sheet data as of June 30, 2001 included herein has been derived from such audited financial statements. Interim period results are not necessarily indicative of the results to be expected for any future periods or the full year.

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

2) Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred substantial losses for its past three fiscal years. At September 30, 2001, current liabilities exceed current assets by approximately $1,818,000, total liabilities exceed total assets by approximately $1,226,000 and the accumulated deficit aggregated approximately $73,608,000. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

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

During July 2001, the Company decreased its overhead through payroll reductions and related benefit costs (reducing its workforce from 77 employees to 6 employees). Management is also currently consolidating operations into one location thereby effecting savings on rent and associated facility costs. The Company believes that these cost reductions and the raising of additional financing will allow them to continue in existence.

3) Earnings (Loss) Per Share

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

4) Inventory

Inventory is valued at the lower of cost (principally standard cost which approximates first-in, first-out) or market (net realizable value). Costs include materials, labor, overhead, and subcontract charges as applicable. If in the ordinary course of business, management determines that the utility of its inventory is no longer as great as its cost, due to obsolescence, physical deterioration, changes in price levels, etc., the Company will recognize a reduction in the value of its inventory and record a corresponding charge to income. No significant inventory adjustments where made during the quarter ending September 30, 2001.

Inventory consists of the following:

                                          September 30,          June 30,
                                               2001                2001
                                          ------------        ------------
          Finished goods                  $  1,054,577        $  1,054,557
          Work in process                      322,797             322,797
          Raw materials                      1,153,915           1,499,152
                                          ------------        ------------
          Total inventory                 $  2,531,289        $  2,876,506
                                          ============        ============

5) Convertible Debt

May 2001 Private Placement

In May 2001, the Company issued one year, 10% secured convertible promissory notes and 1,166,667 common stock purchase warrants for $700,000. The notes are convertible at any time at the holders' option into common stock at $0.30 per share. The warrants are exercisable at a price of $0.30 per share through May 2006. As of February 14, 2002, there have been no conversions on the notes.

June 2001 Private Placement

On June 12, 2001, the Company signed an agreement to place up to $1 million in 6% convertible debentures and warrants to two institutional investors. The parties amended the agreement on July 17, 2001, October 18, 2001, and December 19, 2001. The convertible debentures have an interest rate of 6% per annum and mature 3 years from their date of issuance. Under the terms of the convertible debentures, the holders can elect at any time prior to maturity to convert the balance outstanding on the debentures into shares of Company common stock at the lesser of a fixed price that represents a 10% premium to the closing bid price of common stock at the time the debentures were issued and 50% of the average of the 5 lowest closing bid prices of Company common stock during the 25 business days immediately preceding the conversion date. Under the agreements, and pursuant to Section 4(2) of the Securities Act of 1933, amended, the Company issued to the investors $500,000 principal amount of convertible debentures on June 18, 2001, $240,000 principal amount of convertible debentures on July 30, 2001, $130,000 principal amount of convertible debentures on September 6, 2001 and $277,499, principal amount of convertible debentures on October 18, 2001. On June 18, 2001, the Company also issued to the investors common stock purchase warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $0.14. On October 18, 2001 the parties amended the agreement to increase the investment amount by $147,499 and the Company granted to the investors a security interest in all of the assets of the Company covering all prior and future indebtedness of the Company to the investors. On December 19, 2001 and January 22, 2002 the parties increased the investment amount by $40,000 and $88,000, respectively, by the issuance of additional 6% convertible debentures. The Company used the proceeds from the private placement primarily for general corporate purposes. The Company is obligated to file a registration statement for the shares issuable upon conversion of the convertible debentures and warrants with the SEC. The Company was also obligated to cause the registration statement to be declared effective by October 2, 2001 and is currently accruing liquidated damages at the rate of 2% of the outstanding principal amount of the convertible debentures per month. These penalties may be paid in cash or, at the investors' option, in common stock. In addition, if the Company issues additional shares of common stock, then antidilution provisions contained in the convertible debentures may reduce the conversion price of the shares issued to the investors so as to prevent dilution of the their investment in the Company. As of February 14, 2002, there have been $150,000 principal conversions on the notes.

6) Warrants

The following table summarizes the outstanding warrants as of the end of September 30, 2001 and June 30, 2001, respectively. Each warrant in the table is convertible into one share of the Company's common stock for the indicated price.

Warrants outstanding as of               Sept 30, 2001      June 30, 2001        Price        Expiration
--------------------------               -------------      -------------        -----        ----------
June 2001 6% convertible debentures          1,000,000          1,000,000     $ 0.14         Jun. 2004
Equity Line of Credit                       16,366,612              --          0.07027      Jul. 2004
May 2001 10% convertible notes               1,166,667          1,166,667       0.30         May 2006
March 2001 private placement                   304,762            304,762       0.9875       Mar. 2006
June 2000 private placement                    471,822            471,822       5.45         Jun. 2002
December 1999 private placement                571,429            571,429       0.9875       Dec. 2003
June 1999 private placement                    693,888            693,888       0.9875       Dec. 2003
                                         -------------      -------------

Total warrants outstanding                  20,575,180          4,208,568
                                         =============      =============

7) Shareholders Equity

Equity Line of Credit

On July 26, 2001, the Company signed what is sometimes termed an equity line of credit or an equity draw down facility with Grenville Finance Ltd. In general, Grenville has committed up to $30 million to purchase our common stock over a 36 month period beginning after and during the period a resale registration statement registering the shares purchased pursuant to the equity line of credit is effective. During the periods the resale registration statement is effective, the Company may request a draw of up to $1 million of that money, subject to a formula based on average stock prices and average trading volumes, setting the maximum amount of any request for any given draw. The amount of money that Grenville will provide and the number of shares to be issued to Grenville in return for that money is settled twice during a 22-day trading period following the draw down request based on the formula in the stock purchase agreement. Grenville receives a 17.5% discount to the market price of Company common stock during the 22-day period and the Company receives the settled amount of the draw down, less 8% of such amount to Hadrian Investments Limited for placement agent fees. Additionally, we issued to Hadrian 500,000 shares in lieu of a cash payment of $25,000 for services rendered to the Company by Hadrian. In addition, the Company issued a warrant to Grenville to purchase up to 16,366,612 shares of Company common stock at an exercise price of $0.07027 and paid

Grenville $20,000 for its legal fees and expenses incurred in connection with the equity line of credit. The issuances of the securities to the accredited investors are made pursuant to Section 4(2) of the Securities Act. The Company will use the proceeds from the equity line for general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

During July 2001 the Company decreased its overhead through payroll reductions and related benefit costs by reducing its workforce from 77 employees to 6 employees. Management is also currently consolidating operations into one location thereby effecting savings on rent and associated facility costs. The Company believes that these cost reductions and the raising of additional financing will allow them to continue in existence.

Revenue for the three months ending September 30, 2001 decreased 22% to $4,700 from $6,000 for the same period of the prior fiscal year.

Gross profit loss for the three months ending September 30, 2001 decreased by 91.6% to $14,128 from a loss of $167,256 for the same period of the prior fiscal year. The decrease in gross profit loss is attributable to the Company's reduction of manufacturing overhead through the closing of its San Antonio facility in August of 2000 and in July 2001, reducing its production support staff from 7 employees to 1 employee.

Engineering and product development expenses for the three months ended September 30, 2001 decreased 83% from the comparable period for the prior fiscal year. This decrease was primarily due to the reduction in staff on July 10, 2001. The company currently has two employees sustaining development effort.

Sales and marketing expenses for the three months ended September 30, 2001 decreased 94% from the comparable period of the prior fiscal year. This decrease was primarily due to the company reducing its sales staff down to one person.

General and administrative expenses for the three months ended September 30, 2001 decreased 57% primarily due to reduced staffing. The Company currently has three employees performing administrative functions.

Income tax benefits related to the losses for the three months ended September 30, 2001 were not recognized because the realization of such benefits is not assured. As of September 30, 2001, the Company had Federal tax net operating loss carryforwards of approximately $71,200,000 that expire beginning in 2008. The Company also has research and experimentation credit carryforwards for federal income tax purposes of approximately $678,000, which began expiring in 2000, and alternative minimum tax credit carryforwards of approximately $84,000. The Internal Revenue Code section 382 limits NOL and tax credit carryforwards when an ownership change of more than fifty percent of the value of stock in a loss corporation occurs within a three-year period. In fiscal 1999, 1998 and 1997 the Company issued preferred stock that has since been converted into common stock. Accordingly, the ability to utilize remaining NOL and tax credit carryforwards may be significantly restricted.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As shown in the financial statements, the Company incurred a loss of approximately $1,080,000 for the three months ended September 30, 2001 and has incurred losses for each of the preceding 3 years. At September 30, 2001 current liabilities exceed current assets by approximately $1,818,000 and total liabilities exceed total assets by approximately $1,226,000 and the accumulated deficit aggregated approximately $73,607,000. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

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

The Company has historically funded operations with the proceeds from the sale of equity securities and has not generated positive cash flows from operations for the past three years. The Company will need to raise more money thru its equity line of credit to continue to finance its operations and pay its existing creditors. Any failure to raise additional funds thru its equity line of credit will likely place the Company in significant financial jeopardy as the Company does not believe that current cash will be sufficient to meet the Company's current and ongoing operating expenses.

At September 30, 2001, the Company had approximately $2,000 in cash and cash equivalents.

Equity Line of Credit

In July 2001, the Company signed what is sometimes termed an equity line of credit or an equity draw down facility with Grenville Finance Ltd. In general, Grenville has committed up to $30 million to purchase our common stock over a 36 month period beginning after and during the period a resale registration statement registering the shares purchased pursuant to the equity line of credit is effective. During the periods the resale registration statement is effective, the Company may request a draw of up to $1 million of that money, subject to a formula based on average stock prices and average trading volumes, setting the maximum amount of any request for any given draw. The amount of money that Grenville will provide and the number of shares to be issued to Grenville in return for that money is settled twice during a 22-day trading period following the draw down request based on the formula in the stock purchase agreement. Grenville receives a 17.5% discount to the market price of Company common stock during the 22-day period and the Company receives the settled amount of the draw down, less 8% of such amount to Hadrian Investments Limited for placement agent fees. Additionally, we issued to Hadrian 500,000 shares in lieu of a cash payment of $25,000 for services rendered to the Company by Hadrian. In addition, the Company issued a warrant to Grenville to purchase up to 16,366,612 shares of Company common stock at an exercise price of $0.07027 and paid Grenville $20,000 for its legal fees and expenses incurred in connection with the equity line of credit. The issuances of the securities to the accredited investors are made pursuant to Section 4(2) of the Securities Act. The Company will use the proceeds from the equity line for general corporate purposes.

Disclosure Regarding Forward Looking Statements

Except for the historical information, this report contains various "forward-looking statements" which represent the Company's expectations or beliefs concerning future events, including expectations regarding the rate of use of existing cash and regarding the success of the Company's strategy to increase sales and return to profitability. The Company cautions that these forward-looking statements involve a number of risks and uncertainties and are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include lack of adequate capital; changing market trends and market needs; uncertainty regarding the breadth of market acceptance of the teleworker products; uncertainty regarding the length of the sales process; rapid or unexpected technological changes; new or increased competition from companies with greater resources than the Company; inability to resolve technical issues or overcome other development obstacles and the Company's success in developing new strategic and financial partnerships. Additional factors which qualify forward-looking statements are set forth in the Company's other SEC filings, including the Form 10-K for fiscal 2001. The
Company's failure to succeed in its efforts, including its development of new strategic and financial partnerships, could have a material adverse effect on the Company's financial condition and operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following discusses the Company's exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties.

At September 30, 2001, the Company had approximately $1,400,000 of interest bearing indebtedness. The interest rates are fixed and therefore, we do not have any significant interest rate risk.

At September 30, 2001, the Company did not own any equity investments. Therefore, the Company did not have any direct equity price risk.

Substantially all Company revenues are realized in U.S. dollars and no significant asset or cash account balances are maintained in currencies other than the United States dollar. Therefore, the Company does not have significant direct currency exchange rate risk.


                                 DATA RACE, Inc.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 18, 2001, the Company, executive officers, Michael McDonnell, previously the President and Chief Executive Officer (resigned in July 2001), and James Scogin, Acting President and Chief Financial Officer and John Liviakis, one of our significant shareholders were sued in the United States District Court for the Northern District of Illinois, Eastern Division, by Robert Plotkin, a Chicago-based attorney, and several of Mr. Plotkin's relatives and family trusts, who are all shareholders of the Company. The amount of the monetary damages being sought is $20,000,000. The complaint alleges that the plaintiffs were induced to purchase shares of our common stock based upon alleged misrepresentations and omissions of material fact. The proceeding has been moved to the United States District Court for the Eastern District of Texas, Sherman Division in October 11, 2001. Discovery has not commenced, but we believe the lawsuit is without merit and intend to vigorously defend The Company against these allegations.

Item 2.  Changes in securities

None.

Item 3.  Defaults upon senior securities

None.

Item 4.  Submission of matters to a vote of security holders

None

Item 5.  Other information

None.

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits.

10.1 Letter Agreement between the Company, Alpha Capital and Stonestreet, dated July 19, 2001.

b)       Reports on Form 8-K.

A report on Form 8-K was filed on July 24, 2001 to report the completion of a private placement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DATA RACE, INC.

                                By:  /s/ James G. Scogin
                                     --------------------------
                                     James G. Scogin, Acting President and Chief
                                     Financial Officer


                                     Date:  February 14, 2002