Form 10-Q
period 2001-12-31
DATA RACE INC
filed 2002-02-22
CIK 890924

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended                                   Commission File Number
  December 31, 2001                                            0-20706


                                 DATA RACE, Inc.
             (Exact name of registrant as specified in its charter)


         Texas                                        74-2272363
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


On February 20, 2002, there were approximately 35,373,000 outstanding shares of the Company's Common Stock, no par value.

                                 DATA RACE, Inc.
                               INDEX TO FORM 10-Q


                                                                          Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1. Interim Condensed Financial Statements (Unaudited):

        Condensed Balance Sheets as of December 31, 2001 and June 30, 2001     3

        Condensed Statements of Operations for the Three Months and Six
        Months Ended December 31, 2001 and 2000................................4

        Condensed Statements of Cash Flows for the Six Months
        Ended December 31, 2001 and 2000.......................................5

        Notes to Interim Condensed Financial Statements........................6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................11

Item 3. Quantitative and Qualitative Disclosure about Market Risk.............14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.....................................................15

Item 2. Changes in Securities.................................................15

Item 3. Defaults Upon Senior Securities.......................................15

Item 4. Submission of Matters to a Vote of Security Holders...................15

Item 5. Other Information.....................................................16

Item 6. Exhibits and Reports on Form 8-K......................................16


SIGNATURES....................................................................17

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Interim Condensed Financial Statements


                                 DATA RACE, Inc.
                            CONDENSED BALANCE SHEETS

                                                             As of
                                                --------------------------------
                                                Dec. 31, 2001      June 30, 2001
                                                -------------      -------------
ASSETS                                                    (unaudited)

Current assets:
     Cash and cash equivalents ..................   $    9,332   $    9,334
     Accounts receivable, net ...................          868        2,026
     Inventory ..................................    2,394,609    2,876,506
                                                    ----------   ----------
       Total current assets .....................    2,404,809    2,887,866

  Property and equipment, net ...................      406,204      674,798
  Other assets ..................................       61,741       84,630
                                                    ----------   ----------
       Total assets .............................   $2,872,754   $3,647,294
                                                    ==========   ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

  Current liabilities:
     Accounts payable ...........................   $2,011,523   $2,327,133
     Accrued expenses ...........................      737,735      638,167
       Obligations under capital lease, current .      172,141      125,078
       Convertible debentures ...................    1,739,166    1,071,667
                                                    ----------   ----------
       Total current liabilities ................    4,660,565    4,162,045

  Non-current liabilities:
     Obligations under capital lease,
       non-current...............................         --         47,063
                                                    ----------   ----------
                                                     4,660,565    4,209,108
                                                    ----------   ----------

Commitments and contingencies

Shareholders' equity (deficit):
   Common  stock,  no  par  value, 70,000,000
    shares authorized 35,373,477 and 34,358,521
    shares issued and outstanding at Dec 31, 2001
    and June 30, 2001 respectively.............     62,466,062   62,420,978

   Additional paid-in capital..................     10,232,651    9,545,152
   Accumulated deficit.........................    (74,486,524) (72,527,944)
                                                    ----------   ----------
     Total shareholders' equity (deficit)......     (1,787,811)    (561,814)
                                                    ----------   ----------
     Total liabilities and shareholders'
       equity..................................     $2,872,754   $3,647,294
                                                    ==========   ==========

See accompanying notes to financial statements

                                 DATA RACE, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                           Three Months Ended            Six Months Ended
                                                Dec. 31,                     Dec. 31,
                                      --------------------------    --------------------------

                                          2001           2000           2001           2000
                                      -----------    -----------    -----------    -----------
     Total revenue ................          --             --            4,736          6,042
     Cost of revenue ..............         3,896        166,243         22,760        339,541
                                      -----------    -----------    -----------    -----------
         Gross profit (loss) ......        (3,896)      (166,243)       (18,024       (333,499)

     Operating expenses:
       Engineering and product
         development ..............       136,290      1,359,735        325,025      2,485,710
       Sales and marketing ........        53,073      1,419,930        124,871      2,580,813
       General and administration..       345,449      1,072,586        796,057      2,076,253
                                      -----------    -----------    -----------    -----------
         Total operating expenses..       534,812      3,852,251      1,245,953      7,142,776
                                      -----------    -----------    -----------    -----------
         Operating loss ...........      (538,708)    (4,018,494)    (1,263,977)    (7,476,275)

     Other income (expense) .......      (339,938)        70,395       (694,602)       310,579
                                      -----------    -----------    -----------    -----------
         Net loss .................      (878,646)    (3,948,099)    (1,958,579)    (7,165,696)
                                      ===========    ===========    ===========    ===========

     Net basic and diluted loss
     per share applicable to common
     stock.........................        (0.02)         (0.15)         (0.06)         (0.27)
                                      ===========    ===========    ===========    ===========
     Weighted average shares
      outstanding..................    35,373,000     26,682,000     35,317,000     26,445,000
                                      -----------    -----------    -----------    -----------


        See accompanying notes to interim condensed financial statements

                                 DATA RACE, Inc.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                            Six Months Ended
                                                               December 31,
                                                       ---------------------------
                                                           2001            2000
                                                       -----------    ------------
Cash flows from operating activities:
    Net loss from operations .......................   $(1,958,579)   $ (7,165,696)
    Adjustments to reconcile net loss to
      net cash provided by (used in)
      operating activities:
        Depreciation and amortization ..............       204,599         234,659
        Compensatory shares-consulting and legal
         fees.......................................        40,083            --
        Loss (gain) on sale of property and
         equipment .................................        44,870          (3,529)
        Non- cash beneficial conversion feature on
         June 2001 convertible debentures ..........       687,499            --
        Changes in assets and liabilities:
        Accounts and notes receivable ..............         1,158         (93,070)
        Inventory ..................................          --        (2,063,016)
        Prepaid expenses, deposits and other assets         22,889        (379,370)
        Accounts payable ...........................       166,287         562,850
        Accrued expenses ...........................        99,568        (115,533)
                                                       -----------    ------------
         Net cash (used) in operating activities ...      (691,626)     (9,022,705)
                                                       -----------    ------------

     Cash flows from investing activities:
       Purchase of property and equipment ..........          --          (891,072)
       Proceeds from sale of property and equipment         19,125           4,146
                                                       -----------    ------------
         Net cash provided by investing activities .        19,125        (886,926)
                                                       -----------    ------------

     Cash flows from financing activities:
       Convertible debt ............................       667,499            --
       Payment on capital leases ...................          --           (22,791)
       Net proceeds from issuance of common stock ..         5,000       1,049,537
                                                       -----------    ------------
         Net cash provided by financing activities .       672,499       1,026,746
                                                       -----------    ------------

     Net decrease in cash and cash equivalents .....            (2)     (8,882,885)

     Cash and cash equivalents at beginning of
     period.........................................         9,334      11,059,061
                                                       -----------    ------------

     Cash and cash equivalents at end of period ....   $     9,332    $  2,176,176
                                                       -----------    ------------

     Supplemental Disclosure:
       (i)   Interest paid (received) net ..........   $   689,045    $   (250,431)
             Taxes paid ............................   $      --      $       --

       (ii)  During the six-month period ending December 31, 2001 the Company issued
             500,000 shares of its common stock as a result of the conversion of
             $20,000 debt.

       (iii) During the six-month period ending December 31, 2001 the Company returned $481,897 of inventory items to its vendor for credit.


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

2)   Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred substantial losses for its past three fiscal years. At December 31, 2001, current liabilities exceed current assets by approximately $2,300,000 total liabilities exceed total assets by approximately $1,800,000 and the accumulated deficit aggregated approximately $74,500,000. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

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

4)   Inventory

Inventory is valued at the lower of cost (principally standard cost which approximates first-in, first-out) or market (net realizable value). Costs include materials, labor, overhead, and subcontract charges as applicable. If in the ordinary course of business, management determines that the utility of its inventory is no longer as great as its cost, due to obsolescence, physical deterioration, changes in price levels, etc., the Company will recognize a reduction in the value of its inventory and record a corresponding charge to income. No significant inventory adjustments where made during the quarter and six months ending December 31, 2001.

Inventory consists of the following:

                           December 31,       June 30,
                               2001             2001
                            ----------       ----------
     Finished goods         $  572,660       $1,054,557
     Work in process           322,797          322,797
     Raw materials           1,499,152        1,499,152
                            ----------       ----------
     Total inventory        $2,394,609       $2,876,506
                            ==========       ==========

5)   Convertible Debt

May 2001 Private Placement

In May 2001, the Company issued one year, 10% secured convertible promissory notes and 1,166,667 common stock purchase warrants for $700,000. The notes are convertible at any time at the holders' option into common stock at $0.30 per share. The warrants are exercisable at a price of $0.30 per share through May 2006. As of February 20, 2002, there have been no conversions on the notes.

June 2001 Private Placement

On June 12, 2001, the Company signed an agreement to place up to $1 million in 6% convertible debentures and warrants to two institutional investors. The parties amended the agreement on July 17, 2001, October 18, 2001, and December 19, 2001. The convertible debentures have an interest rate of 6% per annum and mature 3 years from their date of issuance. Under the terms of the convertible debentures, the holders can elect at any time prior to maturity to convert the balance outstanding on the debentures into shares of Company common stock at the lesser of a fixed price that represents a 10% premium to the closing bid price of common stock at the time the debentures were issued and 50% of the average of the 5 lowest closing bid prices of Company common stock during the 25 business days immediately preceding the conversion date. Under the agreements, and pursuant to Section 4(2) of the Securities Act of 1933, amended, the Company issued to the investors $500,000 principal amount of convertible debentures on June 18, 2001, $240,000 principal amount of convertible debentures on July 30, 2001, $130,000 principal amount of convertible debentures on September 6, 2001, $277,499, principal amount of convertible debentures on October 18, 2001, $40,000, principal amount of convertible debentures on December 19, 2001 and $88,000, principal amount of convertible debentures on January 22, 2002. On June 18, 2001, the Company also issued to the investors common stock purchase warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $0.14. On October 18, 2001 the parties amended the agreement to increase the investment amount by $147,499 and the Company granted to the investors a security interest in all of the assets of the Company covering all prior and future indebtedness of the Company to the investors. On December 19, 2001 and January 22, 2002 the parties increased the investment amount by $40,000 and $88,000, respectively, by the issuance of additional 6% convertible debentures. The Company used the proceeds from the private placement primarily for general corporate purposes. The Company is obligated to file a registration statement for the shares issuable upon conversion of the convertible debentures and warrants with the SEC. The Company was also obligated to cause the registration statement to be declared effective by October 2, 2001 and is currently accruing liquidated damages at the rate of 2% of the outstanding principal amount of the convertible debentures per month. These penalties may be paid in cash or, at the investors' option, in common stock. In addition, if the Company issues additional shares of common stock, then antidilution provisions contained in the convertible debentures may reduce the conversion price of the shares issued to the investors so as to prevent dilution of the their investment in the Company. For the six-months ending December 31, 2001, there have been $20,000 principal conversions on the notes.

6) Warrants

The following table summarizes the outstanding warrants as of the end of December 31, 2001 and June 30, 2001, respectively. Each warrant in the table is convertible into one share of the Company's common stock for the indicated price.

Warrants outstanding as of                Dec 31, 2001      June 30, 2001     Price        Expiration
-----------------------------------       ------------      -------------     -----        ----------
June 2001 6% convertible debentures          1,000,000         1,000,000      $0.14         Jun. 2004
Equity Line of Credit                       16,366,612                --       0.07027      Jul. 2004
May 2001 10% convertible notes               1,166,667         1,166,667       0.30         May 2006
March 2001 private placement                   304,762           304,762       0.9875       Mar. 2006
June 2000 private placement                    471,822           471,822       5.45         Jun. 2002
December 1999 private placement                571,429           571,429       0.9875       Dec. 2003
June 1999 private placement                    693,888           693,888       0.9875       Dec. 2003
                                          ------------      -------------
Total warrants outstanding                  20,575,180         4,208,568
                                          ============      =============

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

Beneficial conversion features of convertible debt

The beneficial conversion features of the convertible debentures issued in October and December 2001 have been recognized by recording additional paid in capital and interest expense for the three months and six months ending December 31, 2001. The amount of the beneficial conversion and interest expense is calculated as of the date of issuance as the difference between the conversion price and the fair value of the common stock into which the note is convertible. The Company recognized beneficial conversion interest expense and corresponding additional paid in capital for approximately $317,000 and $687,000 for the three and six months ending December 31, 2001, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

During July 2001 the Company decreased its overhead through payroll reductions and related benefit costs by reducing its workforce from 77 employees to 6 employees. Management is also currently consolidating operations into one location thereby effecting savings on rent and associated facility costs. The Company believes that these cost reductions and the raising of additional financing will allow them to continue in existence. All dollar amounts discussed below are approximate unless otherwise noted.

Revenue for the three months ending December 31, 2001 where unchanged in the amount of $0 compared to the same period of the prior fiscal year. Revenue for the six months ending December 31, 2001 decreased 22% to $4,700 from $6,000 for the same period of the prior fiscal year.

Gross profit (loss) decreased by 97.7% and 94.6% to $3,900 and $18,000 for the three and six months ending December 31, 2001 from losses of $166,000 and $333,000 for the comparable periods of the prior fiscal year. These decreases in gross profit (loss) are attributed to the Company's reduction of manufacturing overhead through the closing of its San Antonio facility in August of 2000. In July 2001, the Company reduced its production support staff from 7 employees to 1 employee and relies upon contract manufacturing resources when necessary.

Engineering and product development expenses decreased by 90% and 87% to $136,000 and $325,000 for the three and six months ending December 31, 2001 respectively from $1,360,000 and $2,486,000 compared to the same periods for the prior fiscal year. These decreases were primarily due to the reduction in staff on July 10, 2001. The company currently has two employees sustaining development effort.

Sales and marketing expenses decreased by 96% and 95% to $53,000 and $125,000 for the three and six months ending December 31, 2001 from $1,420,000 and $2,581,000 for the comparable periods of the prior fiscal year. These decreases were primarily due to the company reducing its sales staff down to one person and using contract-marketing consultants while concentrating specifically on focused sales opportunities.

General and administrative expenses decreased 67.8% and 61.7% to $346,000 and $796,000 for the three and six months ending December 31, 2001 from $1,073,000 and $2,076,000 respectively, compared to the same periods for the prior fiscal year. The reductions in expense are directly attributable to reduced staffing and facilities savings through the closing of the San Antonio facility in August 2001. The Company has three employees performing administrative functions.

Income tax benefits related to the losses for the six months ended December 31, 2001 were not recognized because the realization of such benefits is not assured. As of December 31, 2001, the Company had Federal tax net operating loss carryforwards of approximately $71,200,000 that expire beginning in 2008. The Company also has research and experimentation credit carryforwards for federal income tax purposes of approximately $678,000, which began expiring in 2000, and alternative minimum tax credit carryforwards of approximately $84,000. The Internal Revenue Code section 382 limits NOL and tax credit carryforwards when an ownership change of more than fifty percent of the value of stock in a loss corporation occurs within a three-year period. In fiscal 1999, 1998 and 1997 the Company issued preferred stock that has since been converted into common stock. Accordingly, the ability to utilize remaining NOL and tax credit carryforwards may be significantly restricted.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As shown in the financial statements, the Company incurred a loss of approximately $879,000 and $1,959,000 for the three and six months ended December 31, 2001 respectively and has incurred losses for each of the preceding 3 years. At December 31, 2001 current liabilities exceed current assets by approximately $2,300,000, total liabilities exceed total assets by approximately $1,800,000 and the accumulated deficit aggregated approximately $74,500,000. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

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

The Company has historically funded operations with the proceeds from the sale of equity securities and has not generated positive cash flows from operations for the past three years. The Company will need to raise more money through its equity line of credit to continue to finance its operations and pay its existing creditors. Any failure to raise additional funds through its equity line of credit will likely place the Company in significant financial jeopardy as the Company does not believe that current cash will be sufficient to meet the Company's current and ongoing operating expenses.

At December 31, 2001, the Company had approximately $9,000 in cash and cash equivalents.

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

At December 31, 2001, the Company had approximately $1,700,000 of interest bearing indebtedness. The interest rates are fixed and therefore, we do not have any significant interest rate risk.

At December 31, 2001, the Company did not own any equity investments. Therefore, the Company did not have any direct equity price risk.

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

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits.

None

b)    Reports on Form 8-K.

A report on Form 8-K was filed on November 20, 2001 to report a change in certifying accountant

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        DATA RACE, INC.

                        By:   /s/ James G. Scogin
                              -------------------
                              James G. Scogin, Acting President and Chief
                              Financial Officer


                              Date:  February 22, 2002