Form 10-K/A
period 2001-06-30
DATA RACE INC
filed 2002-03-12
CIK 890924

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 AMENDMENT NO. 2
                                       TO
                                    FORM 10-K
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

                         6509 Windcrest Drive, Suite 120
                               Plano, Texas 75024
                            Telephone (972) 378-9677
                        (Address, including zip code, and
                    telephone number, including area code, of
                    registrant's principal executive offices)

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES    NO X
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

     The registrant hereby files this report on Form 10-K/A to amend its Annual Report on Form 10-K, as amended on February 15, 2002 for the year ended June 30, 2001, to amend (i) Part 1, Item 3 "Legal Proceedings," (ii) Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation" and (iii) Part IV, Item 14 to include exhibit 10.31 and all exhibits and schedules to such exhibit and to add exhibit 10.34. No other items in the registrant's Annual Report on Form 10-K for the year ended June 30, 2001 are amended.

                                     PART I.

ITEM 3.  LEGAL PROCEEDINGS

     On May 18, 2001, the Company, executive officers, Michael McDonnell, previously the President and Chief Executive Officer (resigned in July 2001), James Scogin, Acting President and Chief Financial Officer, and John Liviakis, one of our significant shareholders, were sued in the United States District Court for the Northern District of Illinois, Eastern Division, by Robert Plotkin, a Chicago-based attorney, and several of Mr. Plotkin's relatives and family trusts, who are all shareholders of the Company. The amount of the monetary damages being sought is $20,000,000. The complaint alleges that the plaintiffs were induced to purchase shares of our common stock based upon alleged misrepresentations and omissions of material fact. The proceeding has been moved to the United States District Court for the Eastern District of Texas, Sherman Division in October 11, 2001. Discovery has not commenced, but we believe the lawsuit is without merit and intend to vigorously defend the Company against these allegations. At this time, we do not know whether or not an outcome of the lawsuit unfavorable to us will have a materially adverse effect on our results of operations and financial condition.

                                    PART II.

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

     Total gross losses from continuing operations in fiscal 2001 increased 187.7% to approximately $1,282,000 from approximately $446,000 in fiscal 2001. This increase was primarily the result of a 27% increase in material and overhead production cost coupled with the Company recording a provision for potential inventory obsolescence in the amount of approximately $422,000. The additional material costs where necessary to insure product supply from its key component supplier and material purchased by the Company's contract manufacturing integrator. Materials held on behalf of the Company at the manufacturing integrator's facility are recorded as inventory as well as any associated accounts payable for unpaid balances. See note 5 "Inventory" in the accompanying notes to the financial statements.

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

     Gross losses from continuing operations for fiscal 2000 decreased to approximately $446,000 from approximately $697,000 for fiscal 1999. The decrease in gross losses from continuing operations is directly related to decreased shipments to Sabratek Inc. and manufacturing variances caused by the decreased volumes. Due to financial difficulties and eventual bankruptcy, Sabratek, Inc. unexpectedly cancelled its purchase agreement with the Company in the second quarter of fiscal year 2000. The Company was not able to adjust its production overhead until after the third quarter of the fiscal year 2000 and therefore incurred manufacturing variances associated with decreased volumes.

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

      10.27 Form of Warrants issued to Alpha Capital and Stonestreet (r)

      10.28 Letter Agreement between the Company, Alpha Capital and Stonestreet, dated July 19, 2001 (r)

      10.29 Letter Agreement between the Company, Alpha Capital and Stonestreet, dated October 18, 2001 (q)

      10.30 Security   Agreement   between  the  Company,   Alpha   Capital  and
            Stonestreet, dated October 18, 2001 (q)

      10.31 Common Stock Purchase Agreement between the Company and Grenville Finance Ltd. dated July 26, 2001 (s)

      10.32 Registration Rights Agreement between the Company and Grenville Finance Ltd. dated July 26, 2001 (q)

      10.33 Stock Purchase Warrant issued to Grenville Finance Ltd. (q)

      10.34 Finder's agreement entered into with Hadrian Investments Limited (s)

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

(m) Filed as an exhibit to Form 8-K filed on June 21, 2000.

(n) Filed as an exhibit to Form 8-K on March 7, 2001.

(o) Filed as an exhibit to Form 8-K on December 4, 2001.

(p) Filed as an exhibit on Form 8-K on November 20, 2000.

(q) Filed as an exhibit on Form 10-K/A filed on February 15, 2002.

(r) Filed as an exhibit on Form 8-K on July 24, 2001.

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

                                      DATA RACE, INC., DBA IP AXESS


                                      By:   /s/ JAMES G. SCOGIN
                                            -------------------
                                              James G. Scogin
                                            President, Chief Financial Officer
                                            and Principal Accounting Officer

                                      Date: March 11, 2002