Form 10-K/A
period 2001-06-30
DATA RACE INC
filed 2002-04-03
CIK 890924

Washington, DC 20549

                                 AMENDMENT NO. 3
                                       TO
                                    FORM 10-K
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

     The registrant hereby files this report on Form 10-K/A to amend its Annual Report on Form 10-K, as amended on February 15, 2002 and March 11,2002 for the year ended June 30, 2001, to amend Part II, Item 8 "Management's Discussion and Analysis of Financial Condition and Results of Operation". No other items in the registrant's Annual Report on Form 10-K for the year ended June 30, 2001 are amended.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

                                                                                               PAGE
Independent Auditors' Report - Current..........................................................31
Independent Auditors' Report - Predecessor......................................................32

Financial Statements
     Balance Sheets as of June 30, 2001 and 2000................................................33
     Statements of Operations for the years ended June 30, 2001, 2000 and 1999..................34
     Statements of Shareholders' Equity for the years ended June 30, 2001, 2000 and 1999........35
     Statements of Cash Flows for the years ended June 30, 2001, 2000 and 1999..................41
     Notes to Financial Statements..............................................................42

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

                                                          KPMG LLP

San Antonio, Texas
September 11, 2000

DATA RACE, Inc.
BALANCE SHEETS

                                                                                     As of June 30,
                                                                             ------------------------------
                                                                                 2001              2000
                                                                             ------------      ------------
ASSETS

Current assets:
    Cash and cash equivalents .........................................      $      9,334      $ 11,059,061
    Accounts receivable, net ..........................................             2,026             6,401
    Note receivable, current ..........................................                --           233,333
    Inventory .........................................................         2,876,506           249,876
    Prepaid expenses and deposits .....................................                --           206,001
                                                                             ------------      ------------
        Total current assets ..........................................         2,887,866        11,754,672

Note receivable, non-current ..........................................                --           116,667
Property and equipment, net ...........................................           674,798         1,235,919
Other assets ..........................................................            84,630            84,630
                                                                             ------------      ------------
        Total assets ..................................................      $  3,647,294      $ 13,191,888
                                                                             ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable ..................................................      $  2,327,133      $    504,001
    Accrued expenses ..................................................           638,167           960,346
     Obligations under capital lease, current .........................           125,078                --
     Convertible debentures ...........................................         1,071,667                --
                                                                             ------------      ------------
        Total current liabilities .....................................         4,162,045         1,464,347

Non-current liabilities:
     Obligations under capital lease, non-current .....................            47,063                --
                                                                             ------------      ------------
                                                                                4,209,108         1,464,347
                                                                             ------------      ------------

Commitments and contingencies

Shareholders' equity (deficit):
    Common stock, no par value, 70,000,000 shares authorized
      34,358,521 and 26,083,364 shares issued and outstanding at
      June 30, 2001 and 2000, respectively ............................        62,420,978        59,806,425
    Additional paid-in capital ........................................         9,545,152         7,673,310
    Accumulated deficit ...............................................       (72,527,944)      (55,752,194)
                                                                             ------------      ------------
        Total shareholders' equity (deficit) ..........................          (561,814)       11,727,541
                                                                             ------------      ------------
         Total liabilities and shareholders' equity ...................      $  3,647,294      $ 13,191,888
                                                                             ============      ============

See accompanying notes to financial statements

DATA RACE, Inc.
STATEMENTS OF OPERATIONS

                                                                             Years Ended June 30,
                                                              --------------------------------------------------
                                                                  2001               2000                1999
                                                              ------------       ------------       ------------
Total revenue from continuing operations ..............       $     62,698       $    316,212       $    835,798

Cost of revenue .......................................          1,344,506            761,759          1,532,733
                                                              ------------       ------------       ------------

      Gross profit (loss) .............................         (1,281,808)          (445,547)          (696,935)
                                                              ------------       ------------       ------------

Operating expenses:
  Engineering and product development .................          4,995,226          3,293,231          2,384,787
  Sales and marketing .................................          4,757,711          2,618,432          1,927,894
  General and administration ..........................          5,211,493          3,118,612          4,290,885
                                                              ------------       ------------       ------------
      Total operating expenses ........................         14,964,430          9,030,275          8,603,566
                                                              ------------       ------------       ------------

      Operating loss ..................................        (16,246,238)        (9,475,822)        (9,300,501)

Interest income .......................................            239,301            395,078            129,624
Interest expense ......................................           (856,233)                --                 --
Other income ..........................................             87,420             45,372              5,565
                                                              ------------       ------------       ------------

Loss from continuing operations .......................        (16,775,750)        (9,035,372)        (9,165,312)

Income from discontinued operations ...................                 --            217,734            620,452
                                                              ------------       ------------       ------------

        Net loss ......................................       $(16,775,750)      $ (8,817,638)      $ (8,544,860)
                                                              ============       ============       ============


Per share data:
  Net loss ............................................       $(16,775,750)      $ (8,817,638)      $ (8,544,860)
  Effect of beneficial conversion feature of
    convertible preferred stock .......................                 --           (235,718)        (3,888,923)
                                                              ------------       ------------       ------------
  Net loss applicable to common
    stock .............................................       $(16,775,750)      $ (9,053,356)      $(12,433,783)
                                                              ============       ============       ============

  Net basic and diluted loss from
     continuing operations per common share ...........       $      (0.60)      $      (0.42)      $      (0.81)
                                                              ============       ============       ============
  Net basic and diluted loss per common
      share ...........................................       $      (0.60)      $      (0.41)      $      (0.77)
                                                              ============       ============       ============

Weighted average shares outstanding ...................         27,812,000         21,940,000         16,119,000
                                                              ============       ============       ============

See accompanying notes to financial statements

DATA RACE, Inc.
STATEMENTS OF SHAREHOLDERS' EQUITY

                                   Series A Convertible Preferred    Series C Convertible              Series D Convertible
                                   Stock                             Preferred Stock                   Preferred Stock
                                   ------------------------------------------------------------------------------------------------
                                   Shares           Amount           Shares           Amount           Shares           Amount
                                   ------------------------------------------------------------------------------------------------
Balances at June 30, 1998                  175      $   224,970            1,681      $ 1,380,001               --      $        --
Net loss                                    --               --               --               --               --               --
Issuance of convertible
preferred stock, net of
offering cost of $248,820                   --               --               --               --            2,500           60,688
Redemption of preferred stock             (124)        (165,653)              --               --               --               --
Issuance of restricted common
stock and warrants, net
offering costs of $552,475                  --               --               --               --               --               --
Accretion of beneficial
conversion feature on
convertible preferred stock                 --               --               --               --               --        2,478,655
Conversion of convertible
preferred stock to common
stock                                      (51)         (59,317)          (1,681)      (1,380,001)          (2,500)      (2,539,343)
Common stock issued for legal
and consulting services                     --               --               --               --               --               --
Exercise of stock options and
warrants                                    --               --               --               --               --               --
Employee stock purchase plan                --               --               --               --               --               --
                                   ------------------------------------------------------------------------------------------------
Balances at June 30, 1999                   --               --               --               --               --               --
Net loss                                    --               --               --               --               --               --
Issuance of common stock and
warrants, net of offering
costs of $300,000                           --               --               --               --               --               --
Issuance of common stock and
warrants, net of offering
costs of $419,999                           --               --               --               --               --               --
Accretion of beneficial
conversion feature on
convertible preferred stock                 --               --               --               --               --               --
Conversion of convertible
preferred stock to common
stock                                       --               --               --               --               --               --
Common stock issued for legal
and consulting services                     --               --               --               --               --               --
Exercise of stock options and
warrants                                    --               --               --               --               --               --
Employee stock purchase plan                --               --               --               --               --               --
                                   ------------------------------------------------------------------------------------------------
Balances at June 30, 2000                   --               --               --               --               --               --
Net loss                                    --               --               --               --               --               --
Issuance of common stock in
exercise of warrants relating
to class A and B preferred
stock                                       --               --               --               --               --               --
Issuance of common stock in
cashless exercise of warrants
related to November 1998
private placement                           --               --               --               --               --               --
Issuance of common stock and
warrants in connection with
March 2001 private placement
net of offering costs                       --               --               --               --               --               --
Modification of warrant terms
to acquire common stock in
connection with the sale of
common stock in the March 2001
private placement                           --               --               --               --               --               --
Stock option compensation                   --               --               --               --               --               --
Issuance of common stock in
connection with convertible
debt                                        --               --               --               --               --               --
Exercise of warrants in
connection with June 2001
warrant agreement                           --               --               --               --               --               --
Exercise of stock options                   --               --               --               --               --               --
Employee stock purchase plan                --               --               --               --               --               --
                                   ------------------------------------------------------------------------------------------------
Balance at June 30, 2001                    --      $        --               --      $        --               --      $        --
                                   ================================================================================================

See accompanying notes to financial statements

DATA RACE, Inc.
STATEMENTS OF SHAREHOLDERS' EQUITY

                                     Series E Convertible              Series F Convertible
                                     Preferred Stock                   Preferred Stock                   Common Stock
                                     -----------------------------------------------------------------------------------------------
                                     Shares           Amount           Shares           Amount           Shares          Amount
                                     -----------------------------------------------------------------------------------------------
Balances at June 30, 1998                     --      $        --      $        --        9,126,406      $33,334,779
Net loss                                      --               --               --               --               --              --
Issuance of convertible
preferred stock, net of
offering cost of $248,820                    750          473,425              750          491,113               --              --
Redemption of preferred stock                 --               --               --               --               --              --
Issuance of restricted common
stock and warrants, net of
offering costs of $552,475                    --               --               --               --        3,134,064       5,705,745
Accretion of beneficial
conversion feature on
convertible preferred stock                   --          336,574               --          159,444               --              --
Conversion of convertible
preferred stock to common
stock                                         --               --               --               --        4,499,567       3,978,661
Common stock issued for legal
and consulting services                       --               --               --               --        2,325,300       2,318,938
Exercise of stock options and
warrants                                      --               --               --               --        1,080,895       1,126,998
Employee stock purchase plan                  --               --               --               --           18,291          24,489
                                     -----------------------------------------------------------------------------------------------
Balances at June 30, 1999                    750          809,999              750          650,557       20,184,523      46,489,610
Net loss                                      --               --               --               --               --              --
Issuance of common stock and
warrants, net of offering
costs of $300,000                             --               --               --               --        1,904,761       3,700,000
Issuance of common stock and
warrants, net of offering
costs of $419,999                             --               --               --               --        1,572,738       5,580,001
Accretion of beneficial
conversion feature on
convertible preferred stock                   --           53,426               --          182,292               --              --
Conversion of convertible
preferred stock to common
stock                                       (750)        (863,425)            (750)        (832,849)       1,094,447       1,696,274
Common stock issued for legal
and consulting services                       --               --               --               --          190,000         520,088
Exercise of stock options and
warrants                                      --               --               --               --        1,131,602       1,807,517
Employee stock purchase plan               5,293           12,935
                                     -----------------------------------------------------------------------------------------------
Balances at June 30, 2000                     --               --               --               --       26,083,364      59,806,425
Net loss                                      --               --               --               --               --              --
Issuance of common stock in
exercise of warrants relating
to class A and B preferred
stock                                         --               --               --               --          210,222         472,999
Issuance of common stock in
cashless exercise of warrants
related to November 1998
private placement                             --               --               --               --          297,313              --
Issuance of common stock and
warrants in connection with
March 2001 private placement
net of offering costs                         --               --               --               --        3,047,620       1,147,888
Modification of warrant terms
to acquire common stock in
connection with the sale of
common stock in the March 2001
private placement                             --               --               --               --               --              --
Stock option compensation                     --               --               --               --               --              --
Issuance of common stock in
connection with convertible
debt                                          --               --               --               --        2,687,417         130,234
Exercise of warrants in
connection with June 2001
warrant agreement                             --               --               --               --        1,673,343         200,000
Exercise of stock options                     --               --               --               --          272,142         571,424
Employee stock purchase plan                  --               --               --               --           87,100          92,008
                                     -----------------------------------------------------------------------------------------------
Balance at June 30, 2001                      --               --               --               --       34,358,521     $62,420,978
                                     ===============================================================================================

See accompanying notes to financial statements

DATA RACE, Inc.
STATEMENTS OF SHAREHOLDERS' EQUITY

                                                        Additional Paid-In     Accumulated Deficit     Total Shareholders' Equity
                                                        Capital
                                                        -------------------------------------------------------------------------
Balances at June 30, 1998                               $  1,882,303           $(34,265,055)           $  2,556,998
Net loss                                                          --             (8,544,860)             (8,544,860)
Issuance of convertible preferred stock,
net of offering cost of $248,820                           2,725,954                     --               3,751,180
Redemption of preferred stock                                     --                     --                (165,653)
Issuance of restricted common stock and
warrants, net of offering costs of
$552,475                                                   1,941,780                     --               7,647,525
Accretion of beneficial conversion
feature on convertible preferred stock                       914,250             (3,888,923)                     --
Conversion of convertible preferred
stock to common stock                                             --                     --                      --
Common stock issued for legal and
consulting services                                               --                     --               2,318,938
Exercise of stock options and warrants                            --                     --               1,126,998
Employee stock purchase plan                                      --                     --                  24,489
                                                        -------------------------------------------------------------------------
Balances at June 30, 1999                                  7,464,287            (46,698,838)              8,715,615
Net loss                                                          --             (8,817,638)             (8,817,638)
Issuance of common stock and warrants,
net of offering costs of $300,000                                 --                     --               3,700,000

Issuance of common stock and warrants,
net of offering costs of $419,999                                 --                     --               5,580,001

Accretion of beneficial conversion
feature on convertible preferred stock                            --               (235,718)                     --
Conversion of convertible preferred
stock to common stock                                             --                     --                      --
Common stock issued for legal and
consulting services                                          209,023                     --                 729,111

Exercise of stock options and warrants                            --                     --               1,807,517
Employee stock purchase plan                                      --                 12,935
                                                        -------------------------------------------------------------------------
Balances at June 30, 2000                                  7,673,310            (55,752,194)             11,727,541
Net loss                                                          --            (16,775,750)            (16,775,750)
Issuance of common stock in exercise of
warrants relating to class A and B
preferred stock                                                   --                     --                 472,999
Issuance of common stock in cashless
exercise of warrants related to November
1998 private placement                                            --                     --                      --
Issuance of common stock and warrants in
connection with March 2001 private
placement net of offering costs                              164,718                     --               1,312,606
Modification of warrant terms to acquire
common stock in connection with the sale
of common stock in the March 2001
private placement                                            687,394                     --                 687,394
Stock option compensation                                    176,873                     --                 176,873
Issuance of common stock in connection
with convertible debt                                             --                     --                 130,234
Exercise of warrants in connection with
June 2001 warrant agreement                                       --                     --                 200,000
Accretion of beneficial conversion
feature on convertible debentures issued
in May 2001                                                  685,074                     --                 685,074
Accretion of beneficial conversion
feature on convertible debentures issued
pursuant to convertible debentures
purchase agreement executed in June 2001                     157,783                     --                 157,783
Exercise of stock options                                         --                     --                 571,424
Employee stock purchase plan                                      --                     --                  92,008
                                                        -------------------------------------------------------------------------
Balance at June 30, 2001                                $  9,545,152           $(72,527,944)           $   (561,814)
                                                        =========================================================================

See accompanying notes to financial statements

DATA RACE, Inc.
STATEMENTS OF CASH FLOWS

                                                                                     Years Ended June 30,
                                                                     ------------------------------------------------------
                                                                         2001                 2000                 1999
                                                                     ------------         ------------         ------------
Cash flows from operating activities:
  Net loss from continuing operations .........................      $(16,775,750)        $ (9,035,372)        $ (9,165,312)
  Adjustments to reconcile net loss from continuing
   operations to net cash (used in) operating
   activities:
    Depreciation and amortization .............................           538,762              297,454              310,795
    Non-cash consulting and legal fees ........................                --              729,111            2,318,939
    Non-cash beneficial conversion feature on
     convertible debentures for May and June 2001
     private placements .......................................           842,857                   --                   --
    Non-cash stock option compensation ........................           176,873                   --                   --
    Loss on impaired property and equipment ...................         1,180,978                   --                   --
    Loss on sales of property and equipment ...................            35,598                3,773                   --
    Changes in assets and liabilities:
      Accounts and notes receivable ...........................           354,375               48,667               22,703
      Inventory ...............................................        (2,626,630)            (154,781)             309,210
      Prepaid expenses, deposits and other assets .............           206,001             (111,627)            (153,615)
      Accounts payable ........................................         1,823,132              273,785              (65,778)
      Accrued expenses ........................................          (322,179)              74,372             (568,936)
                                                                     ------------         ------------         ------------
        Net cash used in operating activities .................       (14,565,983)          (7,874,618)          (6,991,994)
                                                                     ------------         ------------         ------------

Cash flows from investing activities:
  Purchase of property and equipment ..........................        (1,045,058)            (339,351)             (27,411)
  Proceeds from sale of property and equipment ................             4,146                   --                3,235
                                                                     ------------         ------------         ------------
      Net cash used in investing activities ...................        (1,040,912)            (339,351)             (24,176)
                                                                     ------------         ------------         ------------

Cash flows from financing activities:
  Convertible notes ...........................................         1,071,667                   --                   --
  Capital leases, net .........................................            18,836
  Redemption of Series A preferred stock ......................                --                   --             (165,653)
  Net proceeds from the issuance of preferred stock ...........                --                   --            3,751,180
  Net proceeds from issuance of common stock ..................         3,466,665           11,100,453            8,799,012
                                                                     ------------         ------------         ------------
      Net cash provided by financing activities ...............         4,557,168           11,100,453           12,384,539
                                                                     ------------         ------------         ------------

Cash flows from discontinued operations .......................                --              517,599              642,315
                                                                     ------------         ------------         ------------

Net increase (decrease) in cash and cash  equivalents .........       (11,049,727)           3,404,083            6,010,684

Cash and cash equivalents at beginning of year ................        11,059,061            7,654,978            1,644,294
                                                                     ------------         ------------         ------------

Cash and cash equivalents at end of year ......................      $      9,334         $ 11,059,061         $  7,654,978
                                                                     ============         ============         ============

Supplemental Disclosure:
     Interest income (expense), net ...........................      $   (616,932)        $    395,078         $    129,624
     Taxes paid ...............................................      $         --         $         --         $         --

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

6) Property and Equipment

Property and equipment consists of the following:

                                                                               Useful
                                              June 30, 2001   June 30, 2000    Lives
                                              -------------   -------------    -----
     Leasehold improvements ...............    $        --     $ 1,560,385
     Furniture, fixtures and equipment ....      3,103,959       2,345,925     2 - 5 yrs.
                                               -----------     -----------
                                                 3,103,959       3,906,310
     Accumulated depreciation .............     (2,429,161)     (2,670,391)
                                               -----------     -----------
         Total property and equipment .....    $   674,798     $ 1,235,919
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

7) Accrued Expenses

Accrued expenses consists of the following:

                                                       June 30,       June 30,
                                                         2001           2000
                                                       --------       --------
Deferred gain ................................         $     --       $334,788
Payroll ......................................          399,651        215,833
Accrued vacation .............................          133,764         82,164
Other ........................................          104,752        327,561
                                                       --------       --------
     Total accrued expenses ..................         $638,167       $960,346
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

8) Income Taxes

     As a result of operating losses sustained, there was no income tax expense (benefit) for the fiscal years ended June 30, 2001, 2000 and 1999. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2001 and 2000 are presented below:

                                                                                           June 30,
                                                                                ------------------------------
Deferred tax assets:                                                                2001              2000
                                                                                ------------      ------------
Accounts receivable due to allowances for financial reporting
      purposes ............................................................     $        700      $        192
Inventory, principally due to write-down for financial reporting
      purposes ............................................................          327,800           208,312
Property and equipment, due to difference in depreciation .................           67,300           223,007
Accrued expenses ..........................................................          168,500           128,240
Net operating loss carryforwards ..........................................       24,396,100        19,514,286

Alternative minimum tax credit carryforwards ..............................           93,700            83,645
Research and experimentation credit carryforwards .........................          881,600           678,176
Other, net ................................................................               --             4,068
                                                                                ------------      ------------
    Total gross deferred tax assets .......................................       25,935,700        20,839,926
    Less valuation allowance ..............................................      (25,935,700)      (20,839,926)
                                                                                ------------      ------------
    Net deferred tax asset ................................................     $         --      $         --
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

     Reconciliation of the U.S. Federal statutory rate to the Company's effective tax rate for each fiscal year is as follows:

                                                                  2001        2000        1999
                                                                -------     -------     -------
U. S. Federal statutory rate ...............................       34.0%       34.0%       34.0%
Increase (reduction) in income taxes resulting from:
Provision for valuation allowance ..........................      (34.0)      (34.0)      (34.0)
                                                                -------     -------     -------
Net effective tax rate .....................................         --          --          --
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

10) Shareholders' Equity

Equity Line of Credit

     In July 2001, subsequent to the balance sheet date , the Company signed what is sometimes termed an equity line of credit or an equity draw down facility with an accredited investor, Grenville Finance Ltd. In general, Grenville has committed up to $30 million to purchase our common stock over a 36 month period beginning after and during the period a resale registration statement registering the shares purchased pursuant to the equity line of credit is effective. During the periods the resale registration statement is effective, the Company may request a draw of up to $1 million of that money, subject to a formula based on average stock prices and average trading volumes, setting the maximum amount of any request for any given draw. The amount of money that Grenville will provide and the number of shares to be issued to Grenville in return for that money is settled twice during a 22 day trading period following the draw down request based on the formula in the stock purchase agreement. Grenville receives a 17.5% discount to the market price of Company common stock during the 22-day period and the Company receives the settled amount of the draw down, less 8% of such amount to Hadrian Investments Limited for placement agent fees. Additionally, we issued to Hadrian 500,000 shares in lieu of a cash payment of $25,000 for services rendered to the Company by Hadrian. Also in July 2001, the Company issued a warrant to Grenville to purchase up to 16,366,612 shares of Company common stock at an exercise price of $0.07027 and paid Grenville $20,000 for its legal fees and expenses incurred in connection with the equity line of credit. The issuances of the securities to the accredited investors are made pursuant to Section 4(2) of the Securities Act. The Company will use the proceeds from the equity line for general corporate purposes.

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

Warrants outstanding as of June 30,               2001           2000          1999           Price       Expiration
-----------------------------------               ----           ----          ----           -----       ----------
June 2001 6% convertible debentures            1,000,000             --             --      $    0.14      Jun. 2004
May 2001 10% convertible notes                 1,166,667             --             --           0.30      May 2006
March 2001 private placement                     304,762             --             --         0.9875      Mar. 2006
June 2000 private placement                      471,822        471,822             --           5.45      Jun. 2002
December 1999 private placement                  571,429        571,429             --         0.9875      Dec. 2003
June 1999 private placement                      693,888        693,888        693,888         0.9875      Dec. 2003
November 1998 private placement                       --        956,655      1,001,109           2.25      Nov. 2000
Series C Warrants                                     --         53,977         53,977          6.435      Nov. 2000
Class A and B second close                            --         24,968        249,383         0.6625      Jul. 2000
Class A and B first close                             --         35,400         35,400         0.6625      Jul. 2000
Class A and B first and second close                  --             --        281,250           0.80      Jul. 2000
Series A warrants                                     --             --         25,274         16.375      Jan. 2000
                                               ---------      ---------      ---------

Total warrants outstanding                     4,208,568      2,808,139      2,340,281
                                               =========      =========      =========

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

     A summary of option activity under the Plans for the fiscal years ended June 30, 2001, 2000 and 1999 is as follows:

                                               2001                        2000                       1999
                                     -----------------------     -----------------------     -----------------------
                                                    Weighted                    Weighted                    Weighted
                                                    Average                     Average                     Average
                                                    Exercise                    Exercise                    Exercise
                                      Shares        Price         Shares        Price         Shares        Price
                                     ---------     ---------     ---------     ---------     ---------     ---------
Outstanding at
beginning of year ..............     2,733,708     $    3.77     1,689,516     $    3.21     1,494,898     $    5.00
Granted ........................     1,555,748          3.86     2,147,650          3.63     1,292,380          3.50
Exercised ......................       272,142          2.10       565,132          2.28       292,233          2.02
Expired ........................       583,257          4.88       538,326          2.99       805,529          7.86
                                     ---------     ---------     ---------     ---------     ---------     ---------
Outstanding at year
End ............................     3,434,057     $    3.75     2,733,708     $    3.77     1,689,516     $    3.21
                                     =========                   =========                   =========
Options exercisable at
year end .......................     2,143,142     $    3.47     1,373,145     $    3.51       911,498     $    2.68
Shares available for
future grant ...................     1,246,785            --       697,784            --       574,758            --

     The following summarizes information regarding the Company's stock options outstanding at June 30, 2001:

                                        Weighted Average
Range of                                Remaining            Weighted          Number            Weighted
Exercise               Number           Contractual Life     Average           Exercisable at    Average
Price                  Outstanding      Years                Exercise Price    June 30, 2001     Exercise Price
------------------     -----------      ----------------     --------------    --------------    --------------
$   .01  - $  1.13        412,046              9.7             $   .62             197,646           $    .14
   1.63  -    2.06        427,070              6.7                1.70             364,568               1.71
   2.50  -    2.94        150,650              8.5                2.69             126,900               2.63
   3.37  -    3.97        694,000              8.0                3.61             647,666               3.59
   4.13       8.88      1,735,291              8.8                5.08             791,362               4.95
  13.00  -   14.50         15,000              4.5               14.00              15,000              14.00
--------   -------     -----------      ----------------     --------------    --------------    --------------
$  1.63  - $ 14.50      3,434,057              8.5             $  3.75           2,143,142           $   3.47
========   =======     ===========      ================     ==============    ==============    ==============

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option and stock purchase plans. Had compensation cost been recognized consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to pro forma amounts indicated below for the years ended June 30, 2001, 2000 and 1999

                                               2001                 2000               1999
                                          --------------      --------------     --------------
Net loss applicable to
common stock            As Reported       $ (16,775,750)      $  (9,053,356)     $ (12,433,783)
                        Pro Forma           (17,519,425)        (11,699,109)       (13,415,803)

Net diluted loss per
share                   As Reported       $       (0.60)      $       (0.41)     $       (0.77)
                        Pro Forma                 (0.63)              (0.53)             (0.83)

     The per share weighted average value of stock options issued by the Company during fiscal 2001, 2000 and 1999 was $4.34, $5.81 and $2.80 respectively, on the date of grant using the Black-Scholes option-pricing model. The Company used the following weighted-average assumptions to determine the fair value of stock options granted for the fiscal years ended June 30, 2001, 2000 and 1999:

                                 Stock                                   Employee Stock
                                 Option Plans                            Purchase Plan

                                    2001         2000         1999          2001         2000         1999
                                   ------       ------       ------        ------       ------       ------
Dividend yield                       0.0%        0.0%          0.0%         0.0%          0.0%        0.0%
Expected volatility                208.7%      137.3%        142.0%        92.3%         92.3%       92.3%
Risk-free rate of return            4.67%        5.23%         4.7%         4.67%        5.23%        4.7%
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

     The following is a schedule of future minimum lease payments under non-cancelable operating leases as of June 30, for each fiscal year shown below:

                                                             Operating
          Fiscal year ending June 30,                          Leases
          -----------------------------------------------   -----------
            2002.........................................   $   387,000
            2003.........................................       347,000
            2004.........................................       229,000
            2005.........................................       229,000
            Thereafter...................................       148,000
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

                                                              Capital
          Fiscal year ending June 30,                          Leases
          -----------------------------------------------   -----------
            2002.........................................   $   141,000
            2003.........................................        42,000
            2004.........................................        21,000
                                                            -----------
            Total future payments for capital leased            204,000
            Less interest under capital lease obligations       (32,000)
                                                            -----------
               Net present value of capital leases          $   172,000
                                                            ===========

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

                                   DATA RACE, INC., DBA IP AXESS


                                   By:  /s/ JAMES G. SCOGIN
                                        --------------------------------------
                                            James G. Scogin
                                        President, Chief Financial Officer and
                                        Principal Accounting Officer

                                        Date: April 3, 2002