Form 10-Q/A
period 2001-12-31
DATA RACE INC
filed 2002-04-03
CIK 890924

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               AMENDMENT NO. 1 TO
                                    FORM 10-Q
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


The registrant hereby files this report on Form 10Q/A to amend its Quarterly Report on Form 10-Q as filed on February 20, 2002 for the 2nd quarter ending December 31, 2001, to amend Part I. Financial Information and Part II Management's Discussion and Analysis of

Financial   Condition  and  Results  of  Operations.   No  other  items  in  the
registrant's Quarterly Report on Form 10-Q for the 2nd quarter ending December 31, 2001 have been amended.


                                 DATA RACE, Inc.
                               INDEX TO FORM 10-Q


                                                                                                     Page
                                                                                                    Number
                                                                                                    ------
PART I.  FINANCIAL INFORMATION

Item 1. Interim Condensed Financial Statements (Unaudited):

          Condensed Balance Sheets as of December 31, 2001 and June 30, 2001.............................3

          Condensed Statements of Operations for the Three Months and Six Months
          Ended December 31, 2001 and 2000...............................................................4

          Condensed Statements of Cash Flows for the Six Months
          Ended December 31, 2001 and 2000...............................................................5

          Notes to Interim Condensed Financial Statements................................................6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................................................11

Item 3. Quantitative and Qualitative Disclosure about Market Risk.......................................14

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................15

Item 2.  Changes in Securities..........................................................................15

Item 3.  Defaults Upon Senior Securities................................................................15

Item 4.  Submission of Matters to a Vote of Security Holders............................................15

Item 5.  Other Information..............................................................................15

Item 6.  Exhibits and Reports on Form 8-K...............................................................15

SIGNATURES .............................................................................................17

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Interim Condensed Financial Statements


                                 DATA RACE, Inc.
                            CONDENSED BALANCE SHEETS

                                                                                           As of
                                                                           --------------------------------------
                                                                            Dec. 31, 2001           June 30, 2001
                                                                           --------------         ---------------
    ASSETS                                                                    (unaudited)
    Current assets:
        Cash and cash equivalents........................................  $        9,332         $         9,334
        Accounts receivable, net.........................................             868                   2,026
        Inventory........................................................       2,394,609               2,876,506
                                                                           --------------         ---------------
            Total current assets.........................................       2,404,809               2,887,866

    Property and equipment, net..........................................         406,204                 674,798
    Other assets.........................................................          61,741                  84,630
                                                                           --------------         ---------------
            Total assets.................................................  $    2,872,754         $     3,647,294
                                                                           ==============         ===============

    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

    Current liabilities:
        Accounts payable.................................................  $    2,011,523         $     2,327,133
        Accrued expenses.................................................         737,735                 638,167
         Obligations under capital lease, current........................         172,141                 125,078
         Convertible debentures..........................................       1,739,166               1,071,667
                                                                           --------------         ---------------
            Total current liabilities....................................       4,660,565               4,162,045

    Non-current liabilities:
         Obligations under capital lease, non-current....................              --                  47,063
                                                                           --------------         ---------------
                                                                                4,660,565               4,209,108
                                                                           --------------         ---------------

    Commitments and contingencies

    Shareholders' equity (deficit):
        Common stock, no par value,  70,000,000 shares authorized
          35,373,477 and 34,358,521  shares issued and outstanding
          at Dec 31, 2001 and June 30, 2001 respectively ................      62,466,062              62,420,978
        Additional paid-in capital.......................................      10,785,717               9,545,152
        Accumulated deficit..............................................     (74,563,339)            (72,527,944)
          Unamortized financing costs....................................        (476,251)                     --
            Total shareholders' equity (deficit).........................      (1,787,811)               (561,814)
                                                                           --------------         ---------------
             Total liabilities and shareholders' equity..................  $    2,872,754         $     3,647,294
                                                                           ==============         ===============


                 See accompanying notes to financial statements

                                 DATA RACE, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                Three Months Ended Dec. 31,           Six Months Ended Dec. 31,
                                                            ------------------------------------ -----------------------------------
                                                                2001                2000                2001                2000
                                                            -----------         -----------         -----------         -----------
Total revenue ......................................        $        --         $        --         $     4,736         $     6,042

Cost of revenue ....................................              3,896             166,243              22,760             339,541
                                                            -----------         -----------         -----------         -----------

      Gross profit (loss) ..........................             (3,896)           (166,243)            (18,024)           (333,499)

Operating expenses:
  Engineering and product
  development ......................................            136,290           1,359,735             325,025           2,485,710
  Sales and marketing ..............................             53,073           1,419,930             124,871           2,580,813
  General and administration .......................            345,449           1,072,586             796,057           2,076,253
                                                            -----------         -----------         -----------         -----------
      Total operating expenses .....................            534,812           3,852,251           1,245,953           7,142,776
                                                            -----------         -----------         -----------         -----------

      Operating loss ...............................           (538,708)         (4,018,494)         (1,263,977)         (7,476,275)

        Interest income ............................                 --              70,395                  --             250,431

        Interest expense ...........................           (386,027)                 --            (765,860)                 --

        Other income (expense) .....................                 --                  --              (5,557)             60,148
                                                            -----------         -----------         -----------         -----------

        Net loss ...................................        $  (924,735)        $(3,948,099)        $(2,035,394)        $(7,165,696)
                                                            ===========         ===========         ===========         ===========

Per share data:

Net basic and diluted loss per share
       applicable to common stock ..................        $     (0.03)        $     (0.15)        $     (0.06)        $     (0.27)
                                                            -----------         -----------         -----------         -----------

Weighted average shares outstanding ................         35,373,000          26,682,000          35,317,000          26,445,000
                                                            -----------         -----------         -----------         -----------


        See accompanying notes to interim condensed financial statements

                                 DATA RACE, Inc.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                                                    Six Months Ended December 31,
                                                                                                  ----------------------------------
                                                                                                      2001                  2000
                                                                                                  -----------           -----------
Cash flows from operating activities:
  Net loss from operations .............................................................          $(2,035,394)           (7,165,696)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization ......................................................              204,599               234,659
     Amortized financing costs for July 2001 private placement .........................               76,815                    --
    Compensatory shares-consulting and legal fees ......................................               40,083                    --
    Loss (gain) on sale of property and equipment ......................................               44,870                (3,529)
    Non- cash beneficial conversion feature on June 2001convertible
     debentures ........................................................................              687,499                    --
    Changes in assets and liabilities:
    Accounts and notes receivable ......................................................                1,158               (93,070)
    Inventory ..........................................................................                   --            (2,063,016)
    Prepaid expenses, deposits and other assets ........................................               22,889              (379,370)
    Accounts payable ...................................................................              166,287               562,850
    Accrued expenses ...................................................................               99,568              (115,533)
                                                                                                  -----------           -----------
      Net cash (used) in operating activities ..........................................             (691,626)           (9,022,705)
                                                                                                  -----------           -----------

Cash flows from investing activities:
  Purchase of property and equipment ...................................................                   --              (891,072)
  Proceeds from sale of property and equipment .........................................               19,125                 4,146
                                                                                                  -----------           -----------
      Net cash provided (used) by investing activities .................................               19,125              (886,926)
                                                                                                  -----------           -----------

Cash flows from financing activities:
   Convertible debt ....................................................................              667,499                    --
  Payment on capital leases ............................................................                   --               (22,791)
  Net proceeds from issuance of common stock ...........................................                5,000             1,049,537
                                                                                                  -----------           -----------
      Net cash provided by financing activities ........................................              672,499             1,026,746
                                                                                                  -----------           -----------

Net decrease in cash and cash equivalents ..............................................                   (2)           (8,882,885)

Cash and cash equivalents at beginning of period .......................................                9,334            11,059,061
                                                                                                  -----------           -----------

Cash and cash equivalents at end of period .............................................          $     9,332             2,176,176
                                                                                                  -----------           -----------

Supplemental Disclosure:

 (i) Interest paid (received)                                                                     $   765,860              (250,431)
     Taxes paid                                                                                   $        --                    --

(ii) During the six-month  period ending  December 31, 2001 the Company  issued 500000 shares of its common stock as a result of the conversion of $20,000 debt.

(iii)During the six-month period ending December 31, 2001 the Company issued  16,366,612  warrants in conjunction with its July 2001 private placement  resulting in the Company recording $553,066 financing cost that are being amortized on a straight line basis over a three year period beginning July 31,2001.  The Company  amortized $76,815 financing costs relating to these warrants for the six months ending December 31, 2001.

(iv) During the six months ending December 31, 2001 the Company returned $481,897 of inventory items to its vendor for credit.


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

2) Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred substantial losses for its past three fiscal years. At December 31, 2001, current liabilities exceed current assets by approximately $2,300,000, total liabilities exceed total assets by approximately $1,800,000 and the accumulated deficit aggregated approximately $74,600,000. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

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

June 2001 Private Placement

On June 12, 2001, the Company signed an agreement to place up to $1 million in 6% convertible debentures and warrants to two institutional investors. The parties amended the agreement on July 17, 2001, October 18, 2001, and December 19, 2001. The convertible debentures have an interest rate of 6% per annum and mature 3 years from their date of issuance. Under the terms of the convertible debentures, the holders can elect at any time prior to maturity to convert the balance outstanding on the debentures into shares of Company common stock at the lesser of a fixed price that represents a 10% premium to the closing bid price of common stock at the time the debentures were issued and 50% of the average of the 5 lowest closing bid prices of Company common stock during the 25 business days immediately preceding the conversion date. Under the agreements, and pursuant to Section 4(2) of the Securities Act of 1933, amended, the Company issued to the investors $500,000 principal amount of convertible debentures on June 18, 2001, $240,000 principal amount of convertible debentures on July 30, 2001, $130,000 principal amount of convertible debentures on September 6, 2001, $277,499, principal amount of convertible debentures on October 18, 2001, $40,000, principal amount of convertible debentures on December 19, 2001 and $88,000, principal amount of convertible debentures on January 22, 2002. On June 18, 2001, the Company also issued to the investors common stock purchase warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $0.14. On October 18, 2001 the parties amended the agreement to increase the investment amount by $147,499 and the Company granted to the investors a security interest in all of the assets of the Company covering all prior and future indebtedness of the Company to the investors. On December 19, 2001 and January 22, 2002 the parties increased the investment amount by $40,000 and $88,000, respectively, by the issuance of additional 6% convertible debentures. The Company used the proceeds from the private placement primarily for general corporate purposes. The Company is obligated to file a registration statement for the shares issuable upon conversion of the convertible debentures and warrants with the SEC. The Company was also obligated to cause the registration statement to be declared effective by October 2, 2001 and is currently accruing liquidated damages at the rate of 2% of the outstanding principal amount of the convertible debentures per month. These penalties may be paid in cash or, at the investors' option, in common stock. In addition, if the Company issues additional shares of common stock, then antidilution provisions contained in the convertible debentures may reduce the conversion price of the shares issued to the investors so as to prevent dilution of the their investment in the Company. For the six months ending December 31, 2001 , there have been $20,000 principal conversions on the notes.

6) Warrants

The following table summarizes the outstanding warrants as of the end of December 31, 2001 and June 30, 2001, respectively. Each warrant in the table is convertible into one share of the Company's common stock for the indicated price.



Warrants outstanding as of                       Dec 31, 2001       June30, 2001        Price         Expiration
--------------------------                       ------------       ------------        -----         ----------
June 2001 6% convertible debentures                 1,000,000          1,000,000     $  0.14          Jun. 2004
Equity Line of Credit                              16,366,612                 --        0.07027       Jul. 2004
May 2001 10% convertible notes                      1,166,667          1,166,667        0.30          May  2006
March 2001 private placement                          304,762            304,762        0.9875        Mar. 2006
June 2000 private placement                           471,822            471,822        5.45          Jun. 2002
December 1999 private placement                       571,429            571,429        0.9875        Dec. 2003
June 1999 private placement                           693,888            693,888        0.9875        Dec. 2003
                                                 ------------       ------------
Total warrants outstanding                        20,575,180           4,208,568
                                                 ===========        ============

7) Shareholders Equity

Equity Line of Credit

On July 26, 2001, the Company signed what is sometimes termed an equity line of credit or an equity draw down facility with Grenville Finance Ltd. In general, Grenville has committed up to $30 million to purchase our common stock over a 36 month period beginning after and during the period a resale registration statement registering the shares purchased pursuant to the equity line of credit is effective. During the periods the resale registration statement is effective, the Company may request a draw of up to $1 million of that money, subject to a formula based on average stock prices and average trading volumes, setting the maximum amount of any request for any given draw. The amount of money that Grenville will provide and the number of shares to be issued to Grenville in return for that money is settled twice during a 22-day trading period following the draw down request based on the formula in the stock purchase agreement. Grenville receives a 17.5% discount to the market price of Company common stock during the 22-day period and the Company receives the settled amount of the draw down, less 8% of such amount to Hadrian Investments Limited for placement agent fees. Additionally, we issued to Hadrian 500,000 shares in lieu of a cash payment of $25,000 for services rendered to the Company by Hadrian. In addition, the Company issued a warrant to Grenville to purchase up to 16,366,612 shares of Company common stock at an exercise price of $0.07027 and paid Grenville $20,000 for its legal fees and expenses incurred in connection with the equity line of credit. The Company recorded unamortized financing cost of $553,066 and additional paid in capital related to the issuance of these warrants. The financing cost are being amortized over a three year period beginning July, 31, 2001 on a straight line basis resulting in the Company amortizing $76,815 for the six months ending December 31, 2001. The issuances of the securities to the accredited investors are made pursuant to Section 4(2) of the Securities Act. The Company will use the proceeds from the equity line for general corporate purposes. On November 6, 2001, the Company was dropped from the OTCBB. The Company notified Grenville Finance of this occurrence and received from Grenville Finance a waiver of Article 6 section 6.2 (a) (ii) of the Common Stock Purchase Agreement on termination of the agreement based on the de-listing from a principal market.

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

Gross profit (losses) decreased by 97.7% and 94.6% to $3,900 and $18,000 for the three and six months ending December 31, 2001 from losses of $166,000 and $333,000 for the comparable periods of the prior fiscal year. These decreases in gross profit (losses) are attributed to the Company's reduction of manufacturing overhead through the closing of its San Antonio facility in August of 2000. In July 2001, the Company reduced its production support staff from 7 employees to 1 employee and relies upon contract manufacturing resources when necessary.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As shown in the financial statements, the Company incurred a loss of approximately $925,000 and $2,035,000 for the three and six months ended December 31, 2001 respectively and has incurred losses for each of the preceding 3 years. At December 31, 2001 current liabilities exceed current assets by approximately $2,300,000, and total liabilities exceed total assets by approximately $1,800,000 and the accumulated deficit aggregated approximately $74,600,000. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

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

Equity Line of Credit

In July 2001, the Company signed what is sometimes termed an equity line of credit or an equity draw down facility with Grenville Finance Ltd. In general, Grenville has committed up to $30 million to purchase our common stock over a 36 month period beginning after and during the period a resale registration statement registering the shares purchased pursuant to the equity line of credit is effective. During the periods the resale registration statement is effective, the Company may request a draw of up to $1 million of that money, subject to a formula based on average stock prices and average trading volumes, setting the maximum amount of any request for any given draw. The amount of money that Grenville will provide and the number of shares to be issued to Grenville in return for that money is settled twice during a 22-day trading period following the draw down request based on the formula in the stock purchase agreement. Grenville receives a 17.5% discount to the market price of Company common stock during the 22-day period and the Company receives the settled amount of the draw down, less 8% of such amount to Hadrian Investments Limited for placement agent fees. Additionally, we issued to Hadrian 500,000 shares in lieu of a cash payment of $25,000 for services rendered to the Company by Hadrian. In addition, the Company issued a warrant to Grenville to purchase up to 16,366,612 shares of Company common stock at an exercise price of $0.07027 and paid Grenville $20,000 for its legal fees and expenses incurred in connection with the equity line of credit. . The Company recorded unamortized financing cost of $553,066 and additional paid in capital related to the issuance of these warrants.

The financing cost are being amortized over a three year period beginning July, 31, 2001 on a straight line basis resulting in the Company amortizing $76,815 for the six months ending December 31, 2001. The issuances of the securities to the accredited investors are made pursuant to Section 4(2) of the Securities Act. The Company will use the proceeds from the equity line for general corporate purposes. On November 6, 2001, the Company was dropped from the OTCBB. The Company notified Grenville Finance of this occurrence and received from Grenville Finance a waiver of Article 6 section 6.2 (a) (ii) of the Common Stock Purchase Agreement on termination of the agreement based on the de-listing from a principal market.

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

                                    DATA RACE, INC.

                                    By: /s/ James G. Scogin
                                        ---------------------------------
                                        James G. Scogin, Acting President
                                        and Chief Financial Officer


                                         Date:  April 3, 2002